Form 10-Q
period 1995-09-30
ENSTAR INCOME GROWTH PROGRAM SIX A L P
filed 1995-11-13
CIK 824778

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                            _______________________

                                   FORM 10-Q


(MARK ONE)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended             September 30, 1995
                               --------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to ______________________


                       Commission file number   0-17687
                                              -----------

Enstar Income/Growth Program Six-A, L.P.
-------------------------------------------------------------------------------
          (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

             Georgia                                                                   58-1755230
-------------------------------------------------------------------------------------------------------------------
(STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)              (I.R.S. EMPLOYER IDENTIFICATION NO.)

10900 Wilshire Boulevard, 15th Floor, Los Angeles, CA  90024
-------------------------------------------------------------------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)             (ZIP CODE)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE         (310) 824-9990
                                                   -----------------------------

-------------------------------------------------------------------------------
FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF CHANGED SINCE LAST
                                    REPORT.

         Indicate by check X whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No
                                               ---     ---

                         PART I - FINANCIAL INFORMATION

                    ENSTAR INCOME/GROWTH PROGRAM SIX-A, L.P.

                            CONDENSED BALANCE SHEETS
                    =========================================





                                                                              December 31,              September 30,
                                                                                 1994*                       1995
                                                                              -----------               -------------
                                                                                                          (unaudited)
ASSETS:
  Cash and cash equivalents                                             $         579,200          $       493,800

  Receivables, less allowance of $2,400 and
    $4,600 for possible losses                                                      3,800                   20,400

  Prepaid expenses and other                                                       10,300                   34,800

  Property, plant and equipment less accumulated depreciation
    and amortization of $3,202,300 and $3,691,200                               4,177,900                4,306,200

  Franchise cost, net of accumulated
    amortization of $7,910,600 and $7,773,600                                   3,480,400                2,680,500

  Deferred loan costs and other, net                                               33,700                   30,100
                                                                         ----------------          ---------------

                                                                        $       8,285,300          $     7,565,800
                                                                        =================          ===============


                                                 LIABILITIES AND PARTNERSHIP CAPITAL

LIABILITIES:
  Notes payable                                                          $      4,625,000          $     4,250,000
  Accounts payable                                                                322,800                  657,000
  Due to affiliates                                                               386,400                  313,200
                                                                         ----------------          ---------------

      TOTAL LIABILITIES                                                         5,334,200                5,220,200
                                                                         ----------------          ---------------

COMMITMENTS AND CONTINGENCIES

PARTNERSHIP CAPITAL (DEFICIT):
  General partners                                                               (133,200)                (139,300)
  Limited partners                                                              3,084,300                2,484,900
                                                                         ----------------          ---------------

     TOTAL PARTNERSHIP CAPITAL                                                  2,951,100                2,345,600
                                                                         ----------------          ---------------

                                                                         $      8,285,300          $     7,565,800
                                                                         ================          ===============





               *As presented in the audited financial statements.
           See accompanying notes to condensed financial statements.

                    ENSTAR INCOME/GROWTH PROGRAM SIX-A, L.P.

                       CONDENSED STATEMENTS OF OPERATIONS
                    =========================================





                                                                                      Unaudited
                                                                         ---------------------------------
                                                                                 Three months ended
                                                                                    September 30,
                                                                         ---------------------------------
                                                                             1994                 1995
                                                                         -----------            ----------
REVENUES                                                                 $   788,200            $  817,600
                                                                         -----------            ----------

OPERATING EXPENSES:
  Service costs                                                              262,100               256,700
  General and administrative expenses                                        111,700                95,800
  General Partner management fees
    and reimbursed expenses                                                  117,800               118,800
  Depreciation and amortization                                              467,900               463,800
                                                                         -----------            ----------

                                                                             959,500               935,100
                                                                         -----------            ----------

OPERATING LOSS                                                              (171,300)             (117,500)
                                                                         -----------            ----------

OTHER INCOME (EXPENSE):
  Interest income                                                              4,300                 6,700
  Interest expense                                                           (81,700)              (84,800)
                                                                         -----------            ----------

                                                                             (77,400)              (78,100)
                                                                         -----------            ----------

NET LOSS                                                                 $  (248,700)           $ (195,600)
                                                                         ===========            ==========

NET LOSS PER UNIT OF LIMITED
  PARTNERSHIP INTEREST                                                   $     (3.08)           $    (2.43)
                                                                         ===========            ==========

AVERAGE LIMITED PARTNERSHIP
  UNITS OUTSTANDING DURING PERIOD                                             79,818                79,818
                                                                         ===========            ==========





           See accompanying notes to condensed financial statements.

                    ENSTAR INCOME/GROWTH PROGRAM SIX-A, L.P.

                       CONDENSED STATEMENTS OF OPERATIONS
                    ========================================




                                                                                              Unaudited
                                                                               -------------------------------------
                                                                                          Nine months ended
                                                                                            September 30,
                                                                               -------------------------------------
                                                                                   1994                    1995
                                                                               ------------             ------------
REVENUES                                                                       $  2,360,400             $  2,440,600
                                                                               ------------             ------------

OPERATING EXPENSES:
  Service costs                                                                     765,500                  793,300
  General and administrative expenses                                               320,300                  296,400
  General Partner management fees
    and reimbursed expenses                                                         378,300                  333,500
  Depreciation and amortization                                                   1,532,900                1,366,700
                                                                               ------------             ------------
                                                                                  2,997,000                2,789,900
                                                                               ------------             ------------

OPERATING LOSS                                                                     (636,600)                (349,300)
                                                                               ------------             ------------

OTHER INCOME (EXPENSE):
  Interest income                                                                    14,100                   20,200
  Interest expense                                                                 (205,900)                (276,400)
                                                                               ------------             ------------
                                                                                   (191,800)                (256,200)
                                                                               ------------             ------------

NET LOSS                                                                       $   (828,400)            $   (605,500)
                                                                               ============             ============

NET LOSS PER UNIT OF LIMITED
  PARTNERSHIP INTEREST                                                         $     (10.27)            $      (7.51)
                                                                               ============             ============

AVERAGE LIMITED PARTNERSHIP
  UNITS OUTSTANDING DURING PERIOD                                                    79,818                   79,818
                                                                               ============             ============





           See accompanying notes to condensed financial statements.

                    ENSTAR INCOME/GROWTH PROGRAM SIX-A, L.P.

                            STATEMENTS OF CASH FLOWS
                    =========================================


                                                                                             Unaudited
                                                                               ------------------------------------
                                                                                         Nine months ended
                                                                                           September 30,
                                                                               ------------------------------------
                                                                                  1994                     1995
                                                                               ----------               -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                     $ (828,400)              $  (605,500)
  Adjustments to reconcile net loss to net cash
    provided by operating activities:
      Depreciation and amortization                                             1,532,900                 1,366,700
      Amortization of deferred loan costs                                           6,700                    19,700
      Increase (decrease) from changes in:
        Accounts receivable and prepaid expenses                                   (9,100)                  (41,100)
        Deferred loan costs                                                       (31,900)                  (14,300)
        Accounts payable and other liabilities                                   (956,900)                  261,000
                                                                                ---------               ------------

   Net cash provided by (used in)
     operating activities                                                        (286,700)                   986,500

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                           (130,500)                 (677,300)
  Increase in intangible assets                                                   (13,900)                  (19,600)
                                                                                ---------               -----------

    Net cash used in investing activities                                        (144,400)                 (696,900)
                                                                                ---------               -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of debt                                                              (250,000)                 (375,000)
                                                                                ---------               -----------

DECREASE IN CASH
  AND CASH EQUIVALENTS                                                           (681,100)                  (85,400)

CASH AND CASH EQUIVALENTS
  AT BEGINNING OF PERIOD                                                           963,300                   579,200
                                                                                ----------              ------------

CASH AND CASH EQUIVALENTS
  AT END OF PERIOD                                                             $   282,200              $    493,800
                                                                               ===========              ============





           See accompanying notes to condensed financial statements.

                    ENSTAR INCOME/GROWTH PROGRAM SIX-A, L.P.

                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                    =========================================



1.       INTERIM FINANCIAL STATEMENTS

         The accompanying condensed interim financial statements for the three and nine months ended September 30, 1995 and 1994 are unaudited. These condensed interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Partnership's latest Annual Report on Form 10-K. In the opinion of management, such statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of such periods. The results of operations for the three and nine months ended September 30, 1995 are not necessarily indicative of results for the entire year.


2.       TRANSACTIONS WITH THE GENERAL PARTNER AND AFFILIATES

         The Partnership has a management and service agreement with a wholly owned subsidiary of the Corporate General Partner (the "Manager") for a monthly management fee of 5% of revenues, excluding revenues from the sale of cable television systems or franchises. Management fees approximated $40,900 and $122,000 for the three and nine months ended September 30, 1995.

         In addition to the monthly management fee described above, the Partnership reimburses the Manager for direct expenses incurred on behalf of the Partnership and for the Partnership's allocable share of operational costs associated with services provided by the Manager. All cable television properties managed by the Corporate General Partner and its subsidiary are charged a proportionate share of these expenses. Corporate office allocations and district office expenses are charged to the properties served based primarily on the respective percentage of basic subscribers or homes passed (dwelling units within a system) within the designated service areas. The total amount charged to the Partnership for these services approximated $77,900 and $211,500 for the three and nine months ended September 30, 1995. Management fees and reimbursed expenses due the Corporate General Partner are non-interest bearing.

         Certain programming services have been purchased through an affiliate of the Partnership. In turn, the affiliate charges the Partnership for these costs based on an estimate of what the Partnership could negotiate for such programming services on a stand-alone basis. The Partnership paid the affiliate $178,000 and $537,500 for programming services for the three and nine months ended September 30, 1995. Programming fees are included in service costs in the statements of operations for the three and nine months ended September 30, 1995 and 1994.

                    ENSTAR INCOME/GROWTH PROGRAM SIX-A, L.P.

                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                    =========================================




3.       EARNINGS PER UNIT OF LIMITED PARTNERSHIP INTEREST

         Earnings and losses per unit of limited partnership interest is based on the average number of units outstanding during the periods presented. For this purpose, earnings and losses are allocated 99% to the limited partners and 1% to the general partners.


4.       RECLASSIFICATIONS

         Certain 1994 amounts have been reclassified to conform to the 1995 presentation.

                    ENSTAR INCOME/GROWTH PROGRAM SIX-A, L.P.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


INTRODUCTION

         Compliance with the rules adopted by the Federal Communications Commission (the "FCC") to implement the rate regulation provisions of the 1992 Cable Act has had a significant negative impact on the Partnership's revenues and cash flow. Based on certain FCC decisions that have been released, however, the Partnership's management presently believes that revenues for the first nine months of 1995 reflect the impact of the 1992 Cable Act in all material respects. Moreover, recent policy decisions by the FCC make it more likely that in the future the Partnership will be permitted to increase regulated service rates in response to specified cost increases, although certain costs may continue to rise at a rate in excess of that which the Partnership will be permitted to pass on to its customers. The FCC has recently adopted a procedure under which cable operators may file abbreviated cost of service showings for system rebuilds and upgrades, the result of which would be a permitted increase in regulated rates to allow recovery of a portion of those costs. The FCC has also proposed a new procedure for the pass-through of increases in inflation and certain external costs, such as programming costs, under which cable operators could increase rates based on actual and anticipated cost increases for the coming year. In addition to these FCC actions, Congress is presently considering legislation that could significantly revise, among other things, the rate regulation provisions of the 1992 Cable Act, although there can be no certainty as to the final provisions of such legislation, or whether it will become law. Similarly, given events since the enactment of the 1992 Cable Act, there can also be no assurance as to what, if any, future action may be taken by the FCC, Congress or any other regulatory authority or court, or the effect thereof on the Partnership's business.

         In addition to the information set forth in this report, reference is made to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1994 for additional information regarding regulatory matters and the effect thereof on the Partnership's business.


RESULTS OF OPERATIONS

         The Partnership's revenues increased by $29,400, or by 3.7%, and by $80,200, or by 3.4%, for the three and nine months ended September 30, 1995 as compared to the corresponding periods in 1994. Of the three months' increase, $41,400 was due to increases in regulated service rates permitted under the 1992 Cable Act that were implemented by the Partnership in April 1995, $20,000 was due to increases in unregulated rates charged for premium services implemented during the fourth quarter of 1994 and $4,600 was due to increases in the number of subscriptions for services. These increases were partially offset by rate decreases implemented in September 1994 to comply with the 1992 Cable Act, estimated by the Partnership to be approximately $31,700 and by a $4,900 decrease in other revenue producing items. Of the nine months' increase, $56,900 was due to increases in regulated service rates permitted under the 1992 Cable Act that were implemented by the Partnership in April 1995, $52,900 was due to increases in the number of subscriptions for services, $46,300 was due to increases in unregulated rates charged for premium services implemented during the fourth quarter of 1994 and $19,300 was due to increases in advertising sales revenue and other revenue producing items. These increases were partially offset by rate decreases implemented in September 1994 to comply with the 1992 Cable Act, estimated by the Partnership to be approximately $95,200.

                    ENSTAR INCOME/GROWTH PROGRAM SIX-A, L.P.

         Service costs decreased by $5,400, or by 2.1%, and increased by $27,800, or by 3.6%, for the three and nine months ended September 30, 1995 as compared to the corresponding periods in 1994. Service costs represent costs directly attributable to providing cable services to customers. Of the three months' decrease, $14,500 was due to an increase in capitalization of labor and overhead costs and $13,000 was due to a decrease in copyright fees. These decreases were partially offset by a $13,100 increase in programming fees charged by program suppliers (including primary satellite fees) and by a $7,800 increase in personnel costs. Of the nine months' increase, $56,300 was due to higher programming fees charged by program suppliers and $21,100 was due to an increase in personnel costs. These increases were partially offset by a decrease of $38,000 in copyright fees and by a $14,400 increase in capitalization of labor and overhead costs. The increase in programming expense was also due to expanded programming usage relating to retransmission consent arrangements implemented to comply with the 1992 Cable Act.

         General and administrative expenses decreased by $15,900, or by 14.2%, and by $23,900, or by 7.5%, for the three and nine months ended September 30, 1995 as compared to the corresponding periods in 1994. Of the three months' decrease, $10,400 was due to lower insurance premiums, $6,100 was due to an increase in capitalization of labor and overhead costs and $5,700 was due to a decrease in marketing expense. These decreases were partially offset by a $4,800 increase in professional fees and by a $4,700 increase in bad debt expense. Of the nine months' decrease, $12,000 was due to a decrease in marketing expense, $8,100 was due to a decrease in printing expense, $6,400 was due to an increase in capitalization of labor and overhead costs and $6,000 was due to lower insurance premiums. These decreases were partially offset by a $14,100 increase in professional fees.

         Management fees and reimbursed expenses increased by $1,000 (less than one percent) for the three months ended September 30, 1995 and decreased by $44,800, or by 11.8%, for the nine months ended September 30, 1995 as compared to the corresponding periods in 1994. The three months' increase was due to increases in management fees. The nine months' decrease was primarily due to lower reimbursed expenses allocated by the Corporate General Partner. Reimbursed expenses decreased due to lower allocated personnel costs, property taxes, professional fees, costs associated with implementation of the 1992 Cable Act, telephone expense and postage expense for the nine months ended September 30, 1995. Management fees increased by $1,500, or by 3.8%, and by $4,000, or by 3.4%, for the three and nine month periods in direct relation to increased revenues as described above.

         Depreciation and amortization expense decreased by $4,100 (less than one percent), and by $166,200, or by 10.8%, for the three and nine months ended September 30, 1995 as compared to the corresponding 1994 periods due to the effect of certain intangible assets becoming fully amortized. This decrease was partially offset by an increase in depreciation resulting from a reduction in the estimated remaining life of existing plant being replaced.

         Operating loss decreased by $53,800, or by 31.4%, and by $287,300, or by 45.1%, for the three and nine months ended September 30, 1995 as compared to the corresponding periods in 1994, primarily due to increased revenues as described above. The three months' increase was also principally due to increased capitalization of labor and overhead costs, and decreased copyright fees. The nine months' increase was also due to lower reimbursed expenses, copyright fees and depreciation and amortization.

                    ENSTAR INCOME/GROWTH PROGRAM SIX-A, L.P.


RESULTS OF OPERATIONS (CONCLUDED)

         Interest expense increased by $3,100, or by 3.8%, and by $70,500, or by 34.2%, for the three and nine months ended September 30, 1995 as compared to the corresponding periods in 1994, due to higher applicable interest rates during the three and nine months ended September 30, 1995 (7.2% and 7.3% for the three and nine month periods in 1995 versus 5.8% and 5.2% for the corresponding periods in 1994).

         Due to the factors described above, the Partnership's net loss decreased by $53,100, or by 21.4%, and by $222,900, or by 26.9%, for the three and nine months ended September 30, 1995 as compared to the corresponding periods in 1994.


LIQUIDITY AND CAPITAL RESOURCES

         The FCC's amended rate regulation rules were implemented during the quarter ended September 30, 1994. Compliance with these rules has had a negative impact on the Partnership's revenues and cash flow. However, as discussed above, recent policy decisions of the FCC and pending legislation may make it more likely that the Partnership will be permitted to increase regulated service rates in response to certain cost increases.

        The Partnership's primary objective, having invested its net offering proceeds in cable systems, is to distribute to its partners all available cash flow from operations and proceeds from the sale of cable systems, if any, after providing for expenses, debt service and capital requirements relating to the expansion, improvement and upgrade of its cable systems. The Partnership currently relies exclusively on the availability of cash generated from operations to fund its ongoing expenses, debt service and capital requirements. In general, these requirements involve expansion, improvement and upgrade of the Partnership's existing cable systems. As of the date of this Report, substantially all of the available channel capacity in the Partnership's systems is being utilized and each of such systems requires rebuilding. The rebuild program is presently estimated to require aggregate capital expenditures of approximately $3.0 million, although the majority of the total is not planned to be spent until 1998 and 1999. Due to the fact that the Partnership is currently not able to incur additional borrowings under its term loan and due to the impact of the 1992 Cable Act on the Partnership's business, there can be no assurance that the Partnership's cash flow in 1995 will be adequate to meet its liquidity requirements, which include necessary capital expenditures of approximately $725,000.

         The Partnership has $4,250,000 outstanding under its term loan agreement. On March 29, 1995, the Partnership amended its term loan agreement (the "Amendment") to, among other things, extend the maturity date by six months from June 30, 1995 to December 31, 1995. The Amendment requires continued quarterly principal payments of $125,000 through September 30, 1995. The remaining balance of $4,250,000 is due on December 31, 1995. Unless the Partnership is able to refinance the term loan or negotiate an additional extension, it will be unable to repay the term loan when it is presently scheduled to mature. The Partnership's management has initiated discussions with its lender regarding an extension of the term loan.

         The amended term loan agreement restricts the Partnership from paying distributions to the partners during the term of the agreement. The term loan agreement also contains certain financial tests and other covenants including, among others, restrictions on incurrence of indebtedness, investments, sale of assets, acquisitions, and other covenants, defaults and conditions. The Partnership believes that it was in compliance with its debt covenants as of September 30, 1995.

                    ENSTAR INCOME/GROWTH PROGRAM SIX-A, L.P.


LIQUIDITY AND CAPITAL RESOURCES (CONCLUDED)

         NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994

         Operating activities provided net cash of $986,500 in the nine months ended September 30, 1995 as compared with the prior year period when operating activities used net cash totaling $286,700. The change was primarily due to a $1,217,900 decrease in the payment of liabilities owed to the Corporate General Partner and third-party creditors. Cash generated by Partnership operations increased by $69,700 in the nine months ended September 30, 1995 after adding back non-cash items consisting of depreciation and amortization. The Partnership used $17,600 less cash for loan amendment costs during the first nine months of 1995 compared to the corresponding 1994 period. Changes in receivables and prepaid expenses used $32,000 more cash in the nine months ended September 30, 1995 than in the corresponding 1994 period.

         The Partnership used $552,500 more cash in investing activities in the nine months ended September 30, 1995 than in the comparable nine months of 1994 due to an increase of $546,800 in expenditures for tangible assets and a $5,700 increase in expenditures for intangible assets. The Partnership used $125,000 more cash in financing activities during the nine months ended September 30, 1995 for the repayment of debt.

         Operating income before depreciation and amortization (EBITDA) as a percentage of revenues increased from 37.6% during the quarter ended September 30, 1994 to 42.3% in the comparable 1995 period. EBITDA as a percentage of revenues increased from 38.0% during the nine months ended September 30, 1994 to 41.7% in the first nine months of 1995. The three and nine months' increases were primarily due to higher revenues and lower copyright fees. The nine months' increase was also due to lower reimbursed expenses allocated by the Corporate General Partner. EBITDA increased from $296,600 to $346,300, or by 16.8%, during the three months ended September 30, 1995 compared to the equivalent quarter of 1994. EBITDA increased from $896,300 to $1,017,400, or by 13.5%, during the first nine months of 1995 compared with the corresponding 1994 period.


INFLATION

         Certain of the Partnership's expenses, such as those for wages and benefits, equipment repair and replacement and billing and marketing generally increase with inflation. The Partnership does not believe that its financial results have been, or will be, adversely affected by inflation, provided that it is able to increase its service rates periodically, of which there can be no assurance due to the re-regulation of rates charged for certain cable services.

                    ENSTAR INCOME/GROWTH PROGRAM SIX-A, L.P.




PART II.     OTHER INFORMATION


ITEMS 1-5.       Not applicable.

ITEM 6.          Exhibits and Reports on Form 8-K

                 (a)      None

                 (b) No reports on Form 8-K were filed during the quarter for which this report is filed.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                   ENSTAR INCOME/GROWTH PROGRAM SIX-A, L.P.

                                         a GEORGIA LIMITED PARTNERSHIP
                                  --------------------------------------------
                                                 (Registrant)



                                           By: ENSTAR COMMUNICATIONS CORPORATION
                                               General Partner





Date:  November 6, 1995                     By: /s/ Michael K. Menerey
                                               ----------------------------
                                                Michael K. Menerey,
                                                Chief Financial Officer