Form 10-K405
period 1995-12-31
ENSTAR INCOME GROWTH PROGRAM SIX A L P
filed 1996-04-01
CIK 824778

===============================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                   For the Fiscal Year Ended December 31, 1995

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

      For the transition period from         to
                                     -------    --------

      Commission File Number:  0-17687

                    ENSTAR INCOME/GROWTH PROGRAM SIX-A, L.P.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

          GEORGIA                                               58-1755230
- -------------------------------                           ----------------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                           Identification Number)

10900 WILSHIRE BOULEVARD - 15TH FLOOR
     LOS ANGELES, CALIFORNIA                                       90024
- ---------------------------------------                   ----------------------
(Address of principal executive offices                          (Zip Code)

Registrant's telephone number, including area code:            (310) 824-9990
                                                          ----------------------

Securities registered pursuant to Section 12 (b) of the Act:       NONE

Securities registered pursuant to Section 12 (b) of the Act:

                                                           Name of each exchange
       Title of Each Class:                                 on which registered
       --------------------                                ---------------------
UNITS OF LIMITED PARTNERSHIP INTEREST                             NONE

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              ---    ---

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         State the aggregate market value of the voting equity securities held by non-affiliates of the registrant - all of the registrant's 79,818 units of limited partnership interests, its only class of equity securities, are held by non-affiliates. There is no public trading market for the units, and transfers of units are subject to certain restrictions; accordingly, the registrant is unable to state the market value of the units held by non-affiliates.
===============================================================================
                    The Exhibit Index is located at Page E-1.

                                     PART I

ITEM 1.  BUSINESS

INTRODUCTION

         Enstar Income/Growth Program Six-A, L.P., a Georgia limited partnership (the "Partnership"), is engaged in the ownership, operation and development, and, when appropriate, sale or other disposition, of cable television systems in small to medium-sized communities. The Partnership was formed on September 23, 1987. The general partners of the Partnership are Enstar Communications Corporation, a Georgia corporation (the "Corporate General Partner"), and Robert
T. Graff, Jr. (the "Individual General Partner" and, together with the Corporate General Partner, the "General Partners"). On September 30, 1988, ownership of the Corporate General Partner was acquired by Falcon Cablevision, a California limited partnership that has been engaged in the ownership and operation of cable television systems since 1984 ("Falcon Cablevision"). Until March 1993, the general partner of the general partner of Falcon Cablevision was Falcon Holding Group, Inc., a California corporation ("FHGI"), which provided certain management services to the Partnership. On March 29, 1993, a new entity, Falcon Holding Group, L.P. ("FHGLP"), was organized to effect the consolidation of the ownership of various cable television businesses (including that of Falcon Cablevision) that were previously under the common management of FHGI. The management of FHGLP is substantially the same as that of FHGI. See Item 13., "Certain Relationships and Related Transactions." The Corporate General Partner, FHGLP and affiliated companies are responsible for the day to day management of the Partnership and its operations. See "Employees" below.

         A cable television system receives television, radio and data signals at the system's "headend" site by means of over-the-air antennas, microwave relay systems and satellite earth stations. These signals are then modulated, amplified and distributed, primarily through coaxial and fiber optic distribution systems, to customers who pay a fee for this service. Cable television systems may also originate their own television programming and other information services for distribution through the system. Cable television systems generally are constructed and operated pursuant to non-exclusive franchises or similar licenses granted by local governmental authorities for a specified term of years.

         The Partnership's cable television systems, (the "systems") offer customers various levels (or "tiers") of cable services consisting of broadcast television signals of local network, independent and educational stations, a limited number of television signals from so-called "super stations" originating from distant cities (such as WTBS, WGN and WOR), various satellite-delivered, non-broadcast channels (such as Cable News Network ("CNN"), MTV: Music Television ("MTV"), the USA Network ("USA"), ESPN and Turner Network Television ("TNT"), programming originated locally by the cable television system (such as public, governmental and educational access programs) and informational displays featuring news, weather, stock market and financial reports and public service announcements. A number of the satellite services are also offered in certain packages. For an extra monthly charge, the systems also offer "premium" television services to their customers. These services (such as Home Box Office ("HBO"), Showtime, The Disney Channel and selected regional sports networks) are satellite channels that consist principally of feature films, live sporting events, concerts and other special entertainment features, usually presented without commercial interruption. See "Legislation and Regulation."

         A customer generally pays an initial installation charge and fixed monthly fees for basic, expanded basic, other tiers of satellite services and premium programming services. Such monthly service fees constitute the primary source of revenues for the systems. In addition to customer revenues, the systems receive revenue from additional fees paid by customers for pay-per-view programming of movies and special events and from the sale of available advertising spots on advertiser-supported programming. The systems also offer to their customers home shopping services, which pay the systems a share of revenues from sales of products in the systems' service areas, in addition to paying the systems a separate fee in return for carrying their shopping service.

         The Partnership began its cable television business operations in January 1989 with the acquisition of two cable television systems that provide service to customers in and around the municipalities of Dyer, Tennessee. During March 1989, the Partnership expanded its cable operations by acquiring certain cable television systems providing service to customers in and around the municipalities of Flora and Salem, Illinois. During October 1989, the Partnership expanded its operations by acquiring a cable television system providing service to customers in and around the communities of Farmersville and Raymond, Illinois. As of December 31, 1995, the Partnership served approximately 9,800 homes subscribing to cable services. The Partnership does not expect to make any additional material acquisitions during the remaining term of the Partnership.

         FHGLP receives a management fee and reimbursement of expenses from the Corporate General Partner for managing the Partnership's cable television operations. See Item 11., "Executive Compensation."

         The Chief Executive Officer of FHGLP is Marc B. Nathanson. Mr. Nathanson has managed FHGLP or its predecessors since 1975. Mr. Nathanson is a veteran of more than 26 years in the cable industry and, prior to forming FHGLP's predecessors, held several key executive positions with some of the nation's largest cable television companies. The principal executive offices of the Partnership, the General Partner and FHGLP are located at 10900 Wilshire Boulevard, 15th Floor, Los Angeles, California 90024, and their telephone number is (310) 824-9990. See Item 10., "Directors and Executive Officers of the Registrant."

BUSINESS STRATEGY

         Historically, the Partnership has followed a systematic approach to acquiring, operating and developing cable television systems based on the primary goal of increasing operating cash flow while maintaining the quality of services offered by its cable television systems. The Partnership's business strategy has focused on serving small to medium-sized communities. The Partnership believes that its cable television systems generally involve less risk of increased competition than systems in large urban cities. In the Partnership's markets, consumers have access to only a limited number of over-the-air broadcast television signals. In addition, these markets typically offer fewer competing entertainment alternatives than large cities. As a result, the Partnership's cable television systems generally have a higher basic penetration rate (the number of homes subscribing to cable service as a percentage of homes passed by cable) with a more stable customer base than systems in large cities. Nonetheless, the Partnership believes that all cable operators will face increased competition in the future from alternative providers of multi-channel video programming services. See "Competition. "

         On March 30, 1994, the Federal Communications Commission (the "FCC") adopted significant amendments to its rules implementing certain provisions of the 1992 Cable Act. The Partnership believes that compliance with these amended rules has had a negative impact on the Partnership's revenues and cash flow. These rules are subject to further amendment to give effect to the Telecommunications Act of 1996 (the "1996 Telecom Act"). The 1996 Telecom Act is expected to have a significant affect on all participants in the telecommunications industry, including the Partnership. See " Legislation and Regulation" and Item 7., "Management's Discussion and Analysis of Financial Condition and Results of Operations."

         The Partnership believes that its cable television systems generally involve less risk of increased competition than systems in large urban cities. In the Partnership's markets, consumers have access to only a limited number of over-the-air broadcast television signals. In addition, these markets typically offer fewer competing entertainment alternatives than large cities. As a result, the Partnership's cable television systems generally have a higher basic penetration rate (the number of homes subscribing to cable service as a percentage of homes passed by cable) with a more stable customer base than systems in large cities. Nonetheless, the Partnership believes that all cable operators will face increased competition in the future from alternative providers of multi-channel video programming services. See "Competition."

         Clustering

         The Partnership has sought to acquire cable television systems in communities that are proximate to other owned or affiliated systems in order to achieve the economies of scale and operating efficiencies associated with regional "clusters" of systems. The Partnership believes clustering can reduce marketing and personnel costs and can also reduce capital expenditures in cases where cable service can be delivered to a number of systems within a single region through a central headend reception facility.

         Capital Expenditures

         As noted in "Technological Developments," the Partnership's systems have almost no available channel capacity with which to add new channels or to further expand their use of pay-per-view offerings to customers. As a result, significant amounts of capital for future upgrades will be required in order to increase available channel capacity, improve quality of service and facilitate the marketing of additional new services such as advertising, pay-per-view, new unregulated tiers of satellite-delivered services and home shopping, so that the systems remain competitive within the industry.

         The Partnership's management has selected a technical standard that mandates a 750 MHz fiber to the feeder architecture for the majority of all its systems that are to be rebuilt. A system built to a 750 MHz standard can provide approximately 95 channels of analog service. Such a system will also permit the introduction of high speed data transmission and telephony services in the future after incurring incremental capital expenditures related to these services.

         The Partnership's future capital expenditure plans are, however, all subject to the availability of adequate capital on terms satisfactory to the Partnership, of which there can be no assurance. As discussed in prior reports, the Partnership postponed a number of rebuild and upgrade projects that were planned for 1993, 1994 and 1995 because of the uncertainty related to implementation of the 1992 Cable Act and the negative impact thereof on the Partnership's business and access to capital. As a result, the Partnership's systems will be significantly less technically advanced than had been expected prior to the implementation of re-regulation. The Partnership believes that the delays in upgrading its systems will, under present market conditions, most likely have an adverse effect on the value of those systems compared to systems that have been rebuilt to a higher technical standard. See "Legislation and Regulation" and Item 7., "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

         Decentralized Management

         The Corporate General Partner manages the Partnership's systems on a decentralized basis. The Corporate General Partner believes that its decentralized management structure, by enhancing management presence at the system level, increases its sensitivity to the needs of its customers, enhances the effectiveness of its customer service efforts, eliminates the need for maintaining a large centralized corporate staff and facilitates the maintenance of good relations with local governmental authorities.

         Marketing

         The Partnership has made substantial changes in the way in which it packages and sells its services and equipment in the course of its implementation of the FCC's rate regulations promulgated under the 1992 Cable Act. Historically, the Partnership had offered four programming packages in its upgraded addressable systems. These packages combined services at a lower rate than the aggregate rates for such services purchased individually on an "a la carte" basis. The new rules require that charges for cable-related equipment (e.g., converter boxes and remote control devices) and installation services be unbundled from the provision of cable service and based upon actual costs plus a reasonable profit. On November 10, 1994, the FCC announced the adoption of further significant amendments to its rules. One amendment allows cable operators to create new tiers of program services which the FCC has chosen to exclude from rate regulation, so long as the programming is new to the system. In addition, the FCC decided that discounted packages of non-premium "new product tier" services will be subject to rate regulation in the future. However, in applying this new policy to new product tier packages such as those already offered by the Partnership and numerous other cable operators, the FCC decided that where only a few services were moved from regulated tiers to the new product tier package, the package will be treated as if it were a tier of new program services as discussed above. Substantially all of the new product tier packages offered by the Partnership have received this desirable treatment. These amendments to the FCC's rules have allowed the Partnership to resume its core marketing strategy and reintroduce programmed service packaging. As a result, in addition to the basic service package, customers in substantially all of the Systems may purchase an expanded basic service, additional unregulated packages of satellite-delivered services and premium services on either an a la carte or a discounted packaged basis. See " Legislation and Regulation."

         The Partnership has employed a variety of targeted marketing techniques to attract new customers by focusing on delivering value, choice, convenience and quality. The Partnership employs direct mail, radio and local newspaper advertising, telemarketing and door-to-door selling utilizing demographic "cluster codes" to target specific messages to target audiences. In certain systems, the Partnership offers discounts to customers who purchase premium services on a limited trial basis in order to encourage a higher level of service subscription. The Partnership also has a coordinated strategy for retaining customers that includes televised retention advertising to reinforce the initial decision to subscribe and encourage customers to purchase higher service levels.

         Customer Service and Community Relations

         The Partnership places a strong emphasis on customer service and community relations and believes that success in these areas is critical to its business. The Partnership has developed and implemented a wide range of monthly internal training programs for its employees, including its regional managers, that focus on the Partnership's operations and employee interaction with customers. The effectiveness of the Partnership's training program as it relates to the employees' interaction with customers is monitored on an on-going basis, and a portion of the regional managers' compensation is tied to achieving customer service targets. The Partnership conducts an extensive customer survey on an annual basis and uses the information in its efforts to enhance service and better address the needs of its customers. In addition, the Partnership is participating in the industry's recently announced Customer Service Initiative which emphasizes an on-time guarantee program for service and installation appointments. The Partnership's corporate executives and regional managers lead the Partnership's involvement in a number of programs benefiting the communities the Partnership serves, including, among others, Cable in the Classroom, Drug Awareness, Holiday Toy Drive and the Cystic Fibrosis Foundation. Cable in the Classroom is the cable television industry's public service initiative to enrich education through the use of commercial-free cable programming. In addition, a monthly publication, Cable in the Classroom magazine provides educational program listings by curriculum area, as well as feature articles on how teachers across the country use the programs.

DESCRIPTION OF THE PARTNERSHIP'S SYSTEMS

         The table below sets forth certain operating statistics for the Partnership's cable systems as of December 31, 1995.

                                                                                                 Average
                                                                                                 Monthly
                                                                                                 Revenue
                             Homes                                                               Per Home
                          Subscribing                         Premium                          Subscribing
                Homes      to Cable           Basic           Service           Premium          to Cable
System        Passed(1)     Service       Penetration(2)       Units(3)      Penetration(4)     Service(5)       Subscribers(6)
- ------        ---------     -------       --------------       --------      --------------     ----------       --------------
Dyer, TN        3,288         2,512              76.4%            917               36.5%           $29.60           3,747

Flora, IL       8,290         6,860              82.8%          2,280               33.2%           $27.14           7,119

Raymond, IL       710           425              59.9%            176               41.4%           $26.43             482
               ------         -----                             -----                                               ------
Total          12,288         9,797              79.7%          3,373               34.4%           $27.74          11,348
               ======         =====                             =====                                               ======

         --------------------

         (1) Homes passed refers to estimates by the Partnership of the approximate number of dwelling units in a particular community that can be connected to the distribution system without any further extension of principal transmission lines. Such estimates are based upon a variety of sources, including billing records, house counts, city directories and other local sources.

         (2) Homes subscribing to cable service as a percentage of homes passed by cable.

         (3) Premium service units include only single channel services offered for a monthly fee per channel and do not include tiers of channels offered as a package for a single monthly fee.

         (4) Premium service units as a percentage of homes subscribing to cable service. A customer may purchase more than one premium service, each of which is counted as a separate premium service unit. This ratio may be greater than 100% if the average customer subscribes for more than one premium service.

         (5) Average monthly revenue per home subscribing to cable service has been computed based on revenue for the year ended December 31, 1995.

         (6) The Partnership reports subscribers for the Systems on an equivalent subscriber basis and, unless otherwise indicated, the term "SUBSCRIBERS" means equivalent subscribers, calculated by dividing aggregate basic service revenues by the average lowest basic service rate within an operating entity, adjusted to reflect the impact of regulation. Basic service revenues include charges for basic programming, bulk and commercial accounts and certain specialized "packaged programming" services, including the appropriate components of new product tier revenue, and excluding premium television and non-subscription services. Consistent with past practices, Subscribers is an analytically derived number which is reported in order to provide a basis of comparison to previously reported data. The computation of Subscribers has been impacted by changes in service offerings made in response to the 1992 Cable Act.

CUSTOMER RATES AND SERVICES

         The Partnership's cable television systems offer customers packages of services that include the local area network, independent and educational television stations, a limited number of television signals from distant cities, numerous satellite-delivered, non-broadcast channels (such as CNN, MTV, USA, ESPN and TNT) and certain information and public access channels. For an extra monthly charge, the systems provide certain premium television services, such as HBO, Showtime, The Disney Channel and regional sports networks.

         The Partnership also offers other cable television services to its customers, including pay-per-view programming. For additional charges, in most of its systems, the Partnership also rents remote control devices and VCR compatible devices (devices that make it easier for a customer to tape a program from one channel while watching a program on another).

         The service options offered by the Partnership vary from system to system, depending upon a system's channel capacity and viewer interests. Rates for services also vary from market to market and according to the type of services selected.

         Prior to the adoption of the 1992 Cable Act, the systems generally were not subject to any rate regulation, i.e., they were adjudged to be subject to effective competition under then-effective FCC regulations. The 1992 Cable Act, however, substantially changed the statutory and FCC rate regulation standards. Under the new definition of effective competition, nearly all cable television systems in the United States have become subject to local rate regulation of basic service. The 1996 Telecom Act expanded this definition to include situations where a local telephone company, or anyone using its facilities, offers comparable video service by any means except direct broadcast satellite ("DBS"). In addition, the 1992 Cable Act eliminated the 5% annual basic rate increases previously allowed by the 1984 Cable Act without local approval; allows the FCC to review rates for nonbasic service tiers other than premium services in response to complaints filed by franchising authorities and/or cable customers; prohibits cable television systems from requiring customers to purchase service tiers above basic service in order to purchase premium services if the system is technically capable of doing so; and adopted regulations to establish, on the basis of actual costs, the price for installation of cable television service, remote controls, converter boxes, and additional outlets. The FCC implemented these rate regulation provisions on September 1, 1993, which affected all the Partnership's systems which are not deemed to be subject to effective competition under the FCC's definition. The FCC substantially amended its rate regulation rules on February 22, 1994 and again on November 10, 1994. The FCC will have to conduct a number of rulemaking proceedings in order to implement many of the provisions of the 1996 Telecom Act. See "Legislation and Regulation."

         At December 31, 1995, the Partnership's monthly rates for basic cable service for residential customers, excluding special senior citizen discount rates, ranged from $14.72 to $18.59 and premium service rates ranged from $10.50 to $11.95 excluding special promotions offered periodically in conjunction with the Partnership's marketing programs. A one-time installation fee, which the Partnership may wholly or partially waive during a promotional period, is usually charged to new customers. The Partnership, prior to September 1, 1993, generally charged monthly fees for additional outlets, converters, program guides and descrambling and remote control tuning devices. As described above, these charges have either been eliminated or altered by the implementation of rate regulation, and as a result of such implementation under the FCC's guidelines, the rates for basic cable service for residential customers correspondingly increased in some cases. As a result, while many customers experienced a decrease in their monthly bill for all services, some customers experienced an increase. However, substantially all the Partnership's customers did receive a decrease in their monthly charges in July 1994 upon implementation of the FCC's amended rules. Commercial customers, such as hotels, motels and hospitals, are charged a negotiated, non-recurring fee for installation of service and monthly fees based upon a standard discounting procedure.

Most multi-unit dwellings are offered a negotiated bulk rate in exchange for single-point billing and basic service to all units. These rates are also subject to regulation.

EMPLOYEES

         The various personnel required to operate the Partnership's business are employed by the Partnership, the Corporate General Partner, its subsidiary corporation and FHGLP. As of February 12, 1996, the Partnership had 9 employees, the cost of which is charged directly to the Partnership. The employment costs incurred by the Corporate General Partner, its subsidiary corporation and FHGLP are allocated and charged to the Partnership for reimbursement pursuant to the partnership agreement and management agreement. The amounts of these reimbursable costs are set forth below in Item 11., "Executive Compensation."

TECHNOLOGICAL DEVELOPMENTS

         As part of its commitment to customer service, the Partnership emphasizes the highest technical standards and prudently seeks to apply technological advances in the cable television industry to its cable television systems on the basis of cost effectiveness, capital availability, enhancement of product quality and service delivery and industry-wide acceptance. The Partnership continues to upgrade the technical quality of the Partnership systems' cable plant and to increase channel capacity for the delivery of additional programming and new services. Currently, the Partnership's systems have an average channel capacity of 38 in systems that service 79% of its customers and an average channel capacity of 60 in systems that serve 21% of its customers and on average utilize 93% and 60% of such systems' respective channel capacity. The Partnership believes that system upgrades would enable it to provide customers with greater programming diversity, better picture quality and alternative communications delivery systems made possible by the introduction of fiber optic technology and by the possible future application of digital compression. The implementation of the Partnership's capital expenditure plans is, however, subject to the availability of adequate capital on terms satisfactory to the Partnership, of which there can be no assurance. Also, as a result of the uncertainty created by recent regulatory changes, the Partnership has deferred all plant rebuilds and upgrades. See "Legislation and Regulation" and Item 7., "Management's Discussion and analysis of Financial Condition and Results of Operations."

         The use of fiber optic cable as an alternative to coaxial cable is playing a major role in expanding channel capacity and improving the performance of cable television systems. Fiber optic cable is capable of carrying hundreds of video, data and voice channels and, accordingly, its utilization is essential to the enhancement of a cable television system's technical capabilities. The Partnership's current policy to utilize fiber optic technology in substantially all rebuild projects which it undertakes is based upon the benefits that the utilization of fiber optic technology provides over traditional coaxial cable distribution plant, including lower per mile rebuild costs due to a reduction in the number of required amplifiers, the elimination of headends, lower ongoing maintenance and power costs and improved picture quality and reliability.

         As of December 31, 1995, approximately 64% of the Partnership's customers were served by systems that utilize addressable technology. Addressable technology permits the cable operator to activate from a central control point the cable television services to be delivered to a customer if that customer has also been supplied with an addressable converter box. To date, the Partnership has supplied addressable converter boxes to customers of the systems utilizing addressable technology who subscribe to one or more premium services and, in selected systems, to customers who subscribe to new product tier services. As a result, if the system utilizes addressable technology and the customer has been supplied with an addressable converter box, the Partnership can upgrade or downgrade services immediately, without the delay or expense associated with dispatching a technician to the home. Addressable technology also reduces pay service theft, is an effective enforcement tool in collecting delinquent payments and allows the Partnership to offer pay-per-view services. "See Customer Rates and Services."

DIGITAL COMPRESSION

         The Partnership has been closely monitoring developments in the area of digital compression, a technology which is expected to enable cable operators to increase the channel capacity of cable television systems by permitting a significantly increased number of video signals to fit in a cable television system's existing bandwidth. The Partnership believes that the utilization of digital compression technology in the future could enable its systems to increase channel capacity in certain systems in a manner that could be more cost efficient than rebuilding such systems with higher capacity distribution plant. The use of digital compression in its systems also could expand the number and types of services these systems offer and enhance the development of current and future revenue sources. Equipment vendors are beginning to market products to provide this technology, but the Partnership's management has no plans to install it at this time based on its present understanding of the costs as compared to the benefits of the digital equipment currently available.

PROGRAMMING

         The Partnership purchases basic and premium programming for its systems from Falcon Cablevision. In turn, Falcon Cablevision charges the Partnership for these costs based on an estimate of what the Partnership could negotiate for such services for the fifteen partnerships managed by the Corporate General Partner as a group (approximately 94,600 homes subscribing to cable service at December 31, 1995), which is generally based on a fixed fee per customer or a percentage of the gross receipts for the particular service. Falcon Cablevision's programming contracts are generally for a fixed period of time and are subject to negotiated renewal. Falcon Cablevision does not have long-term programming contracts for the supply of a substantial amount if its programming. Accordingly, no assurance can be given that its, and correspondingly the Partnership's, programming costs will not increase substantially in the near future, or that other materially adverse terms will not be added to Falcon Cablevision's programming contracts. Management believes, however, that Falcon Cablevision's relations with its programming suppliers generally are good.

         The Partnership's cable programming costs have increased in recent years and are expected to continue to increase due to additional programming being provided to basic customers, requirements to add channels under retransmission carriage agreements entered into with certain programming sources, increased costs to produce or purchase cable programming generally, inflationary increases and other factors. Under the FCC rate regulations, increases in programming costs for regulated cable services occurring after the earlier of March 1, 1994, or the date a system's basic cable service became regulated, may be passed through to customers. See "Legislation and Regulation - Federal Regulation - Carriage of Broadcast Television Signals." Generally, programming costs are charged among systems on a per customer basis.

FRANCHISES

         Cable television systems are generally constructed and operated under non-exclusive franchises granted by local governmental authorities. These franchises typically contain many conditions, such as time limitations on commencement and completion of construction; conditions of service, including number of channels, types of programming and the provision of free service to schools and certain other public institutions; and the maintenance of insurance and indemnity bonds. The provisions of local franchises are subject to federal regulation under the 1984 Cable Act, the 1992 Cable Act and the 1996 Telecom Act. See "Legislation and Regulation."

         As of December 31, 1995, the Partnership held 16 franchises. These franchises, all of which are non-exclusive, provide for the payment of fees to the issuing authority. Annual franchise fees imposed on the Partnership systems range up to 5% of the gross revenues generated by a system. The 1984 Cable

Act prohibits franchising authorities from imposing franchise fees in excess of 5% of gross revenues and also permits the cable system operator to seek renegotiation and modification of franchise requirements if warranted by changed circumstances.

         The following table groups the franchises of the Partnership's cable television systems by date of expiration and presents the number of franchises for each group of franchises and the approximate number and percentage of homes subscribing to cable service for each group as of December 31, 1995.

                                                             Number of                  Percentage of
                                                               Homes                        Homes
     Year of                       Number of              Subscribing to               Subscribing to
Franchise Expiration               Franchises              Cable Service                Cable Service
- --------------------               ----------              -------------                -------------
Prior to 1997                          4                       5,321                         54.3%
1997 - 2001                            4                         736                          7.5%
2002 and after                         8                       3,129                         31.9%
                                      --                       -----                         ----
Total                                 16                       9,186                         93.7%
                                      ==                       =====                         ====

         The Partnership operates cable television systems which serve multiple communities and, in some circumstances, portions of such systems extend into jurisdictions for which the Partnership believes no franchise is necessary. In the aggregate, approximately 611 customers, comprising approximately 6.3% of the Partnership's customers, are served by unfranchised portions of such systems. In certain instances, where a single franchise comprises a large percentage of the customers in an operating region, the loss of such franchise could decrease the economies of scale achieved by the Partnership's clustering strategy. The Partnership has never had a franchise revoked for any of its systems and believes that it has satisfactory relationships with substantially all of its franchising authorities.

         The 1984 Cable Act provides, among other things, for an orderly franchise renewal process in which franchise renewal will not be unreasonably withheld or, if renewal is withheld, the franchise authority must pay the operator the "fair market value" for the system covered by such franchise. In addition, the 1984 Cable Act establishes comprehensive renewal procedures which require that an incumbent franchisee's renewal application be assessed on its own merit and not as part of a comparative process with competing applications. See "Legislation and Regulation."

COMPETITION

         Cable television systems compete with other communications and entertainment media, including over the air television broadcast signals which a viewer is able to receive directly using the viewer's own television set and antenna. The extent to which a cable system competes with over-the-air broadcasting depends upon the quality and quantity of the broadcast signals available by direct antenna reception compared to the quality and quantity of such signals and alternative services offered by a cable system. In many areas, television signals which constitute a substantial part of basic service can be received by viewers who use their own antennas. Local television reception for residents of apartment buildings or other multi-unit dwelling complexes may be aided by use of private master antenna services. Cable systems also face competition from alternative methods of distributing and receiving television signals and from other sources of entertainment such as live sporting events, movie theaters and home video products, including videotape recorders and cassette players. In recent years, the FCC has adopted policies providing for authorization of new technologies and a more favorable operating environment for certain existing technologies that provide, or may provide, substantial additional competition for cable television systems. The extent to which cable television service is competitive depends in significant part upon the cable television system's ability to provide an even greater variety of programming than that available over the air or through competitive alternative delivery sources. In addition, certain provisions of the 1992 Cable Act and the 1996 Telecom Act are expected to increase competition significantly in the cable industry. See "Legislation and Regulation."

         Individuals presently have the option to purchase earth stations, which allow the direct reception of satellite-delivered program services formerly available only to cable television subscribers. Most satellite-distributed program signals are being electronically scrambled to permit reception only with authorized decoding equipment for which the consumer must pay a fee. From time to time, legislation has been introduced in Congress which, if enacted into law, would prohibit the scrambling of certain satellite-distributed programs or would make satellite services available to private earth stations on terms comparable to those offered to cable systems. Broadcast television signals are being made available to owners of earth stations under the Satellite Home Viewer Copyright Act of 1988, which became effective January 1, 1989 for an initial six-year period. This Act establishes a statutory compulsory license for certain transmissions made by satellite owners to home satellite dishes, for which carriers are required to pay a royalty fee to the Copyright Office. This Act has been extended by Congress until December 31, 1999. The 1992 Cable Act enhances the right of cable competitors to purchase nonbroadcast satellite-delivered programming. See "Legislation and Regulation-Federal Regulation."

         Television programming is now also being delivered to individuals by high-powered direct broadcast satellites ("DBS") utilizing video compression technology. This technology has the capability of providing more than 100 channels of programming over a single high-powered DBS satellite with significantly higher capacity available if multiple satellites are placed in the same orbital position. Video compression technology may also be used by cable operators in the future to similarly increase their channel capacity. DBS service can be received virtually anywhere in the United States through the installation of a small rooftop or side-mounted antenna, and it is more accessible than cable television service where cable plant has not been constructed or where it is not cost effective to construct cable television facilities. DBS service is being heavily marketed on a nation-wide basis. The extent to which DBS systems will be competitive with cable television systems will depend upon, among other things, the ability of DBS operators to obtain access to programming, the availability of reception equipment, and whether equipment and service can be made available to consumers at reasonable prices.

         Multi-channel multipoint distribution systems ("MMDS") deliver programming services over microwave channels licensed by the FCC received by subscribers with special antennas. MMDS systems are less capital intensive, are not required to obtain local franchises or to pay franchise fees and are subject to fewer regulatory requirements than cable television systems. To date, the ability of these so-called "wireless" cable services to compete with cable television systems has been limited by channel capacity constraints and the need for unobstructed line-of-sight over-the-air transmission. Although relatively few MMDS systems in the United States are currently in operation or under construction, virtually all markets have been licensed or tentatively licensed. The FCC has taken a series of actions intended to facilitate the development of MMDS and other wireless cable systems as alternative means of distributing video programming, including reallocating certain frequencies to these services and expanding the permissible use and eligibility requirements for certain channels reserved for educational purposes. The FCC's actions enable a single entity to develop an MMDS system with a potential of up to 35 channels that could compete effectively with cable television. MMDS systems qualify for the statutory compulsory copyright license for the retansmission of television and radio broadcast stations. FCC rules and the 1992 Cable Act prohibit the common ownership of cable systems and MMDS facilities serving the same area.

         Additional competition may come from private cable television systems servicing condominiums, apartment complexes and certain other multiple unit residential developments. The operators of these private systems, known as satellite master antenna television ("SMATV") systems, often enter into exclusive agreements with apartment building owners or homeowners' associations which preclude franchised cable television operators from serving residents of such private complexes. Although a number of states have enacted laws to afford operators of franchised cable television systems access to such private complexes, the U.S. Supreme Court has held that cable companies cannot have such access without compensating the property owner. The access statutes of several states have been challenged successfully in the courts, and other such laws are under attack. However, the 1984 Cable Act gives franchised cable operators the right to use existing compatible easements within their franchise areas upon nondiscriminatory terms and conditions. Accordingly, where there are preexisting compatible easements, cable operators may not be unfairly denied access or discriminated against with respect to the terms and conditions of access to those easements. There have been conflicting judicial decisions interpreting the scope of the access right granted by the 1984 Cable Act, particularly with respect to easements located entirely on private property.

         Due to the widespread availability of reasonably-priced earth stations, SMATV systems can offer both improved reception of local television stations and many of the same satellite-delivered program services which are offered by franchised cable television systems. Further, while a franchised cable television system typically is obligated to extend service to all areas of a community regardless of population density or economic risk, the SMATV system may confine its operation to small areas that are easy to serve and more likely to be profitable. Under the 1996 Telecom Act, SMATV systems can interconnect non-commonly owned buildings without having to comply with local, state and federal regulatory requirements that are imposed upon cable systems providing similar services, as long as they do not use public rights-of-way. However, a SMATV system is subject to the 1984 Cable Act's franchise requirement if it uses physically closed transmission paths such as wires or cables to interconnect separately owned and managed buildings if its lines use or cross any public right-of-way. In some cases, SMATV operators may be able to charge a lower price than could a cable system providing comparable services and the FCC's new regulations implementing the 1992 Cable Act limit a cable operator's ability to reduce its rates to meet this competition. Furthermore, the U.S. Copyright Office has tentatively concluded that SMATV systems are "cable systems" for purposes of qualifying for the compulsory copyright license established for cable systems by federal law. The 1992 Cable Act prohibits the common ownership of cable systems and SMATV facilities serving the same area. However, a cable operator can purchase a SMATV system serving the same area and technically integrate it into the cable system.

         The FCC has authorized a new interactive television service which will permit non-video transmission of information between an individual's home and entertainment and information service providers. This service will provide an alternative means for DBS systems and other video programming distributors, including television stations, to initiate the new interactive television services. This service may also be used as well by the cable television industry.

         The FCC also has initiated a new rulemaking proceeding looking toward the allocation of frequencies in the 28 Ghz range for a new multi-channel wireless video service which could make 98 video channels available in a single market. It cannot be predicted at this time whether competitors will emerge utilizing such frequencies or whether such competition would have a material impact on the operations of cable television systems.

         The 1996 Telecom Act eliminates the restriction against ownership and operation of cable systems by local telephone companies within their local exchange service areas. Telephone companies are now free to enter the retail video distribution business through any means, such as DBS, MMDS, SMATV or as traditional franchised cable system operators. Alternatively, the 1996 Telecom Act authorizes local telephone companies to operate "open video systems" without obtaining a local cable franchise, although telephone companies operating such systems can be required to make payments to local governmental bodies in lieu of cable franchise fees. Up to two-thirds of the channel capacity on an "open video system" must be available to programmers unaffiliated with the local telephone company. The open video system concept replaces the FCC's video dialtone rules. The 1996 Telecom Act also includes numerous provisions designed to make it easier for cable operators and others to compete directly with local exchange telephone carriers. With certain limited exceptions, neither a local exchange carrier nor a cable operator can acquire more than 10% of the other entity operating within its own service area.

         Advances in communications technology, as well as changes in the marketplace and the regulatory and legislative environment, are constantly occurring. Thus, it is not possible to predict the effect that ongoing or future developments might have on the cable industry. The ability of cable systems to compete with present, emerging and future distribution media will depend to a great extent on obtaining attractive programming. The availability and exclusive use of a sufficient amount of quality programming may in turn be affected by developments in regulation or copyright law. See "Legislation and Regulation."

         The cable television industry competes with radio, television and print media for advertising revenues. As the cable television industry continues to develop programming designed specifically for distribution by cable, advertising revenues may increase. Premium programming provided by cable systems is subject to the same competitive factors which exist for other programming discussed above. The continued profitability of premium services may depend largely upon the continued availability of attractive programming at competitive prices.

                           LEGISLATION AND REGULATION

         The cable television industry is regulated by the FCC, some state governments and substantially all local governments. In addition, various legislative and regulatory proposals under consideration from time to time by the Congress and various federal agencies have in the past, and may in the future materially affect the Partnership and the cable television industry. The following is a summary of federal laws and regulations affecting the growth and operation of the cable television industry and a description of certain state and local laws.

RECENT DEVELOPMENTS

         On February 8, 1996, the President signed the 1996 Telecom Act, into law. This statute substantially amended the Communications Act of 1934 (the "Communications Act") by, among other things, removing barriers to competition in the cable television and telephone markets and reducing the regulation of cable television rates. As it pertains to cable television, the 1996 Telecom Act, among other things, (i) ends the regulation of certain nonbasic programming services in 1999; (ii) expands the definition of effective competition, the existence of which displaces rate regulation; (iii) eliminates the restriction against the ownership and operation of cable systems by telephone companies within their local exchange service areas; and (iv) liberalizes certain of the FCC's cross-ownership restrictions. The FCC will have to conduct a number of rulemaking proceedings in order to implement many of the provisions of the 1996 Telecom Act. See "Business - Competition" and "-Federal Regulation-Rate Regulation."

         The Partnership believes that the regulation of its industry remains a matter of interest to Congress, the FCC and other regulatory authorities. There can be no assurance as to what, if any, future actions such legislative and regulatory authorities may take or the effect thereof on the Partnership.

CABLE COMMUNICATIONS POLICY ACT OF 1984

         The 1984 Cable Act became effective on December 29, 1984. This federal statute, which amended the Communications Act, creates uniform national standards and guidelines for the regulation of cable television systems. Violations by a cable television system operator of provisions of the Communications Act, as well as of FCC regulations, can subject the operator to substantial monetary penalties and other sanctions. Among other things, the 1984 Cable Act affirmed the right of franchising authorities (state or local, depending on the practice in individual states) to award one or more franchises within their jurisdictions. It also prohibited non-grandfathered cable television systems from operating without a franchise in such jurisdictions. In connection with new franchises, the 1984 Cable Act provides that in granting or renewing franchises, franchising authorities may establish requirements for cable-related facilities and equipment, but may not establish or enforce requirements for video programming or information services other than in broad categories. The 1984 Cable Act grandfathered, for the remaining term of existing franchises, many but not all of the provisions in existing franchises which would not be permitted in franchises entered into or renewed after the effective date of the 1984 Cable Act.

CABLE TELEVISION CONSUMER PROTECTION AND COMPETITION ACT OF 1992

         On October 5, 1992, Congress enacted the 1992 Cable Act. This legislation has effected significant changes to the legislative and regulatory environment in which the cable industry operates. It amends the 1984 Cable Act in many respects. The 1992 Cable Act became effective on December 4, 1992, although certain provisions, most notably those dealing with rate regulation and retransmission consent, became effective at later dates. The legislation required the FCC to initiate a number of rulemaking proceedings to implement various provisions of the statute, virtually all of which have been completed. The 1992 Cable Act allows for a greater degree of regulation of the cable industry with respect to, among other things: (i) cable system rates for both basic and certain nonbasic services; (ii) programming access and exclusivity arrangements; (iii) access to cable channels by unaffiliated programming services; (iv) leased access terms and conditions; (v) horizontal and vertical ownership of cable systems; (vi) customer service requirements;
(vii) franchise renewals; (viii) television broadcast signal carriage and retransmission consent; (ix) technical standards; (x) customer privacy; (xi) consumer protection issues; (xii) cable equipment compatibility; (xiii) obscene or indecent programming; and (xiv) requiring subscribers to subscribe to tiers of service other than basic service as a condition of purchasing premium services. Additionally, the legislation encourages competition with existing cable television systems by allowing municipalities to own and operate their own cable television systems without having to obtain a franchise; preventing franchising authorities from granting exclusive franchises or unreasonably refusing to award additional franchises covering an existing cable system's service area; and prohibiting the common ownership of cable systems and co-located MMDS or SMATV systems. The 1992 Cable Act also precludes video programmers affiliated with cable television companies from favoring cable operators over competitors and requires such programmers to sell their programming to other multichannel video distributors.

         A constitutional challenge to the must-carry provisions of the 1992 Cable Act is still ongoing. On April 8, 1993, a three-judge district court panel granted summary judgment for the government upholding the must-carry provisions. That decision was appealed directly to the U.S. Supreme Court which remanded the case back to the district court to determine whether there was adequate evidence that the provisions were needed and whether the restrictions chosen were the least intrusive. On December 12, 1995, the district court again upheld the must-carry provisions. The Supreme Court has again agreed to review the district court's decision.

         On September 16, 1993, a constitutional challenge to the balance of the 1992 Cable Act provisions was rejected by the U.S. District Court in the District of Columbia which upheld the constitutionality of all but three provisions of the statute (multiple ownership limits for cable operators, advance notice of free previews for certain programming services and channel set-asides for DBS operators). An appeal from that decision is pending before the U.S. Court of Appeals for the District of Columbia Circuit.

FEDERAL REGULATION

         The FCC, the principal federal regulatory agency with jurisdiction over cable television, has heretofore promulgated regulations covering such areas as the registration of cable television systems, cross-ownership between cable television systems and other communications businesses, carriage of television broadcast programming, consumer education and lockbox enforcement, origination cablecasting and sponsorship identification, children's programming, the regulation of basic cable service rates in areas where cable television systems are not subject to effective competition, signal leakage and frequency use, technical performance, maintenance of various records, equal employment opportunity, and antenna structure notification, marking and lighting. The FCC has the authority to enforce these regulations through the imposition of substantial fines, the issuance of cease and desist orders and/or the imposition of other administrative sanctions, such as the revocation of FCC licenses needed to operate certain transmission facilities often used in connection with cable operations. The 1992 Cable Act required the FCC to adopt additional regulations covering, among other things, cable rates, signal carriage, consumer protection and customer service, leased access, indecent programming, programmer access to cable television systems, programming agreements, technical standards, consumer electronics equipment compatibility, ownership of home wiring, program exclusivity, equal employment opportunity, and various aspects of direct broadcast satellite system ownership and operation. The 1996 Telecom Act requires certain changes to various of these regulations. A brief summary of certain of these federal regulations as adopted to date follows.

         RATE REGULATION

         The 1984 Cable Act codified existing FCC preemption of rate regulation for premium channels and optional nonbasic program tiers. The 1984 Cable Act also deregulated basic cable rates for cable television systems determined by the FCC to be subject to effective competition. The 1992 Cable Act substantially changed the previous statutory and FCC rate regulation standards. The 1992 Cable Act replaced the FCC's old standard for determining effective competition, under which most cable systems were not subject to local rate regulation, with a statutory provision that resulted in nearly all cable television systems becoming subject to local rate regulation of basic service. The 1996 Telecom Act expands the definition of effective competition to cover situations where a local telephone company or its affiliate, or any multichannel video provider using telephone company facilities, offers comparable video service by any means except DBS. Satisfaction of this test deregulates both basic and nonbasic tiers. Additionally, the 1992 Cable Act eliminated the 5% annual rate increase for basic service previously allowed by the 1984 Cable Act without local approval; required the FCC to adopt a formula, for franchising authorities to enforce, to assure that basic cable rates are reasonable; allowed the FCC to review rates for nonbasic service tiers (other than per-channel or per-program services) in response to complaints filed by franchising authorities and/or cable customers; prohibited cable television systems from requiring subscribers to purchase service tiers above basic service in order to purchase premium services if the system is technically capable of doing so; required the FCC to adopt regulations to establish, on the basis of actual costs, the price for installation of cable service, remote controls, converter boxes and additional outlets; and allows the FCC to impose restrictions on the retiering and rearrangement of cable services under certain limited circumstances. The 1996 Telecom Act ends FCC regulation of nonbasic tier rates on March 31, 1999.

        The FCC adopted rules designed to implement the 1992 Cable Act's rate regulation provisions on April 1, 1993, and then significantly amended them on reconsideration on February 22, 1994. The FCC's regulations contain standards for the regulation of basic and nonbasic cable service rates (other than per-channel or per-program services). The FCC's original rules became effective on September 1, 1993. The rules have been further amended several times. The rate regulations adopt a benchmark price cap system for measuring the reasonableness of existing basic and nonbasic service rates, and a formula for calculating additional rate increases. Alternatively, cable operators have the opportunity to make cost-of-service showings which, in some cases, may justify rates above the applicable benchmarks. The rules also require that charges for cable-related equipment (e.g., converter boxes and remote control devices) and installation services be unbundled from the provision of cable service and based upon actual costs plus a reasonable profit.

        Local franchising authorities and/or the FCC are empowered to order a reduction of existing rates which exceed the maximum permitted level for either basic and/or nonbasic cable services and associated equipment, and refunds can be required, measured from the date of a complaint to the FCC challenging an existing nonbasic cable service rate or from September 1993, for existing basic cable service rates under the original rate regulations, and from May 15, 1994, under the February 22, 1994 amendments thereto. In general, the reduction for existing basic and nonbasic cable service rates under the original rate regulations would be to the greater of the applicable benchmark level or the rates in force as of September 30, 1992, minus 10 percent, adjusted forward for inflation. The amended regulations require an aggregate reduction of 17 percent, adjusted forward for inflation, from the rates in force as of September 30, 1992. The regulations also provide that future rate increases may not exceed an inflation-indexed amount, plus increases in certain costs beyond the cable operator's control, such as taxes, franchise fees and increased programming costs. Cost- based adjustments to these capped rates can also be made in the event a cable operator adds or deletes channels. Amendments adopted on November 10, 1994 incorporated an alternative method for adjusting the rate charged for a regulated nonbasic tier when new services are added. Cable operators can increase rates for such tiers by as much as $1.50 over a two year period to reflect the addition of up to six new channels of service on nonbasic tiers (an additional $0.20 for a seventh channel is permitted in the third year). In addition, new product tiers consisting of services new to the cable system can be created free of rate regulation as long as certain conditions are met such as not moving services from existing tiers to the new tier. These provisions currently provide limited benefit to the Partnership's systems due to the lack of channel capacity previously discussed. There is also a streamlined cost-of-service methodology available to justify a rate increase on basic and regulated nonbasic tiers for "significant" system rebuilds or upgrades.

        Franchising authorities have become certified by the FCC to regulate the rates charged by the Partnership for basic cable service and for associated basic cable service equipment. In addition, a number of the Partnership's customers have filed complaints with the FCC regarding the rates charged for non-basic cable service.

        The Partnership has adjusted its regulated programming service rates and related equipment and installation charges in substantially all of its systems so as to bring these rates and charges into compliance with the applicable benchmark or equipment and installation cost levels. The Partnership also implemented a program in substantially all of its systems under which a number of the Partnership's satellite-delivered and premium services are now offered individually on a per channel (i.e., a la carte) basis, or as a group at a discounted price. A la carte services were not subject to the FCC's rate regulations under the rules originally issued to implement the 1992 Cable Act.

        The FCC, in its reconsideration of the original rate regulations, stated that it was going to take a harder look at the regulatory treatment of such a la carte packages on an ad hoc basis. Such packages which are determined to be evasions of rate regulation rather than true enhancements of subscriber choice will be treated as regulated tiers and, therefore, subject to rate regulation. There have been no FCC rulings related to systems owned by the Partnership. There have been two rulings, however, on such packages offered by affiliated partnerships managed by FHGLP. In one case, the FCC's Cable Services Bureau ruled that a nine-channel a la carte package was an evasion of rate regulation and ordered this package to be treated as a regulated tier. In the other case, a six-channel package was held not to be an evasion, but rather is to be considered an unregulated new product tier under the FCC's November 10, 1994 rule amendments. The deciding factor in all of the FCC's decisions related to a la carte tiers appears to be the number of channels moved from regulated tiers, with six or fewer channels being deemed not to be an evasion. Almost all of the Partnership's systems moved six or fewer channels to a la carte packages. Under the November 10, 1994 amendments, any new a la carte package created after that date will be treated as a regulated tier, except for packages involving traditional premium services (e.g., HBO).

        In December 1995, the Partnership, and all of its affiliated partnerships, filed petitions with the FCC seeking a determination that they are eligible for treatment as "small cable operators" for purposes of being able to utilize the FCC's streamlined cost-of-service rate-setting methodology. If such relief is granted, many of the Partnership's systems would be able to increase their basic and/or nonbasic service tier rates.

        On March 11, 1993, the FCC adopted regulations pursuant to the 1992 Act which require cable systems to permit customers to purchase video programming on a per channel or a per program basis without the necessity of subscribing to any tier of service, other than the basic service tier, unless the cable system is technically incapable of doing so. Generally, this exemption from compliance with the statute for cable systems that do not have such technical capability is available until a cable system obtains the capability, but not later than December 2002.

        CARRIAGE OF BROADCAST TELEVISION SIGNALS

        The 1992 Cable Act contains new signal carriage requirements. These new rules allowed commercial television broadcast stations which are "local" to a cable system, i.e., the system is located in the station's Area of Dominant Influence, to elect every three years whether to require the cable system to carry the station, subject to certain exceptions, or whether the cable system will have to negotiate for

"retransmission consent" to carry the station. The first such election was made on June 17, 1993. Local non-commercial television stations are also given mandatory carriage rights, subject to certain exceptions, within the larger of:
(i) a 50 mile radius from the station's city of license; or (ii) the station's Grade B contour (a measure of signal strength). Unlike commercial stations, noncommercial stations are not given the option to negotiate retransmission consent for the carriage of their signal. In addition, cable systems will have to obtain retransmission consent for the carriage of all "distant" commercial broadcast stations, except for certain "superstations," i.e., commercial satellite-delivered independent stations such as WTBS. The 1992 Cable Act also eliminated, effective December 4, 1992, the FCC's regulations requiring the provision of input selector switches. The must-carry provisions for non-commercial stations became effective on December 4, 1992. Implementing must-carry rules for non-commercial and commercial stations and retransmission consent rules for commercial stations were adopted by the FCC on March 11, 1993. All commercial stations entitled to carriage were to have been carried by June 2, 1993, and any non-must-carry stations (other than superstations) for which retransmission consent had not been obtained could no longer be carried after October 5, 1993. A number of stations previously carried by the Partnership's cable television systems elected retransmission consent. The Partnership was able to reach agreements with broadcasters who elected retransmission consent or to negotiate extensions to the October 6, 1993 deadline and has therefore not been required to pay cash compensation to broadcasters for retransmission consent or been required by broadcasters to remove broadcast stations from the cable television channel line-ups. The Partnership has, however, agreed to carry some services (e.g., ESPN2 and a new service by FOX) in specified markets pursuant to retransmission consent arrangements which it believes are comparable to those entered into by most other large cable operator, and for which it pays monthly fees to the service providers, as it does with other satellite providers. The next election between must-carry and retransmission consent for local commercial television broadcast stations will be October 1, 1996.

        NONDUPLICATION OF NETWORK PROGRAMMING

        Cable television systems that have 1,000 or more customers must, upon the appropriate request of a local television station, delete the simultaneous or nonsimultaneous network programming of a distant station when such programming has also been contracted for by the local station on an exclusive basis.

        DELETION OF SYNDICATED PROGRAMMING

        FCC regulations enable television broadcast stations that have obtained exclusive distribution rights for syndicated programming in their market to require a cable system to delete or "black out" such programming from other television stations which are carried by the cable system. The extent of such deletions will vary from market to market and cannot be predicted with certainty. However, it is possible that such deletions could be substantial and could lead the cable operator to drop a distant signal in its entirety. The FCC also has commenced a proceeding to determine whether to relax or abolish the geographic limitations on program exclusivity contained in its rules, which would allow parties to set the geographic scope of exclusive distribution rights entirely by contract, and to determine whether such exclusivity rights should be extended to noncommercial educational stations. It is possible that the outcome of these proceedings will increase the amount of programming that cable operators are requested to black out. Finally, the FCC has declined to impose equivalent syndicated exclusivity rules on satellite carriers who provide services to the owners of home satellite dishes similar to those provided by cable systems.

        FRANCHISE FEES

        Although franchising authorities may impose franchise fees under the 1984 Cable Act, such payments cannot exceed 5% of a cable system's annual gross revenues. Under the 1996 Telecom Act, franchising authorities may not exact franchise fees from revenues derived from telecommunications services. Franchising authorities are also empowered in awarding new franchises or renewing existing franchises to require cable operators to provide cable-related facilities and equipment and to enforce compliance with voluntary commitments. In the case of franchises in effect prior to the effective date of the 1984 Cable Act, franchising authorities may enforce requirements contained in the franchise relating to facilities, equipment and services, whether or not cable-related. The 1984 Cable Act, under certain limited circumstances, permits a cable operator to obtain modifications of franchise obligations.

        RENEWAL OF FRANCHISES

        The 1984 Cable Act established renewal procedures and criteria designed to protect incumbent franchisees against arbitrary denials of renewal. While these formal procedures are not mandatory unless timely invoked by either the cable operator or the franchising authority, they can provide substantial protection to incumbent franchisees. Even after the formal renewal procedures are invoked, franchising authorities and cable operators remain free to negotiate a renewal outside the formal process. Nevertheless, renewal is by no means assured, as the franchisee must meet certain statutory standards. Even if a franchise is renewed, a franchising authority may impose new and more onerous requirements such as upgrading facilities and equipment, although the municipality must take into account the cost of meeting such requirements.

        The 1992 Cable Act makes several changes to the process under which a cable operator seeks to enforce his renewal rights which could make it easier in some cases for a franchising authority to deny renewal. While a cable operator must still submit its request to commence renewal proceedings within thirty to thirty-six months prior to franchise expiration to invoke the formal renewal process, the request must be in writing and the franchising authority must commence renewal proceedings not later than six months after receipt of such notice. The four-month period for the franchising authority to grant or deny the renewal now runs from the submission of the renewal proposal, not the completion of the public proceeding. Franchising authorities may consider the "level" of programming service provided by a cable operator in deciding whether to renew. For alleged franchise violations occurring after December 29, 1984, franchising authorities are no longer precluded from denying renewal based on failure to substantially comply with the material terms of the franchise where the franchising authority has "effectively acquiesced" to such past violations. Rather, the franchising authority is estopped if, after giving the cable operator notice and opportunity to cure, it fails to respond to a written notice from the cable operator of its failure or inability to cure. Courts may not reverse a denial of renewal based on procedural violations found to be "harmless error."

        A recent federal court decision could, if upheld and if adopted by other federal courts, make the renewal of franchises more problematical in certain circumstances. The United States District Court for the Western District of Kentucky held that the statute does not authorize it to review a franchising authority's assessment of its community needs to determine if they are reasonable or supported by any evidence. This result would seemingly permit a franchising authority which desired to oust an existing operator to set cable-related needs at such a high level that the incumbent operator would have difficulty in making a renewal proposal which met those needs. This decision has been appealed. The Partnership was not a party to this litigation.

        CHANNEL SET-ASIDES

        The 1984 Cable Act permits local franchising authorities to require cable operators to set aside certain channels for public, educational and governmental access programming. The 1984 Cable Act further requires cable television systems with thirty-six or more activated channels to designate a portion of their channel capacity for commercial leased access by unaffiliated third parties. While the 1984 Cable Act presently allows cable operators substantial latitude in setting leased access rates, the 1992 Cable Act requires leased access rates to be set according to a formula determined by the FCC.

        COMPETING FRANCHISES

        Questions concerning the ability of municipalities to award a single cable television franchise and to impose certain franchise restrictions upon cable television companies have been considered in several recent federal appellate and district court decisions. These decisions have been somewhat inconsistent and, until the U.S. Supreme Court rules definitively on the scope of cable television's First Amendment protections, the legality of the franchising process and of various specific franchise requirements is likely to be in a state of flux. It is not possible at the present time to predict the constitutionally permissible bounds of cable franchising and particular franchise requirements. However, the 1992 Cable Act, among other things, prohibits franchising authorities from unreasonably refusing to grant franchises to competing cable television systems and permits franchising authorities to operate their own cable television systems without franchises.

        OWNERSHIP

        The 1984 Cable Act codified existing FCC cross-ownership regulations, which, in part, prohibit local exchange telephone companies ("LECs") from providing video programming directly to customers within their local exchange telephone service areas, except in rural areas or by specific waiver of FCC rules. This restriction had been ruled unconstitutional in several court cases, and was before the Supreme Court for review, when the 1996 Telecom Act was passed. That statute repealed the rule in its entirety.

        The 1984 Cable Act and the FCC's rules prohibit the common ownership, operation, control or interest in a cable system and a local television broadcast station whose predicted grade B contour (a measure of a television station's significant signal strength as defined by the FCC's rules) covers any portion of the community served by the cable system. The 1996 Telecom Act eliminates the statutory ban and directs the FCC to review its rule within two years. Common ownership or control has historically also been prohibited by the FCC (but not by the 1984 Cable Act) between a cable system and a national television network. The 1996 Telecom Act eliminates this prohibition. Finally, in order to encourage competition in the provision of video programming, the FCC adopted a rule prohibiting the common ownership, affiliation, control or interest in cable television systems and MDS facilities having overlapping service areas, except in very limited circumstances. The 1992 Cable Act codified this restriction and extended it to co-located SMATV systems. Permitted arrangements in effect as of October 5, 1992 are grandfathered. The 1996 Telecom Act exempts cable systems facing effective competition from this restriction. The 1992 Cable Act permits states or local franchising authorities to adopt certain additional restrictions on the ownership of cable television systems.

        Pursuant to the 1992 Cable Act, the FCC has imposed limits on the number of cable systems which a single cable operator can own. In general, no cable operator can have an attributable interest in cable systems which pass more than 30% of all homes nationwide. Attributable interests for these purposes include voting interests of 5% or more (unless there is another single holder of more than 50% of the voting stock), officerships, directorships and general partnership interests. The FCC has stayed the effectiveness of these rules pending the outcome of the appeal from the U.S. District Court decision holding the multiple ownership limit provision of the 1992 Cable Act unconstitutional.

        The FCC has also adopted rules which limit the number of channels on a cable system which can be occupied by programming in which the entity which owns the cable system has an attributable interest. The limit is 40% of all activated channels.

        EEO

        The 1984 Cable Act includes provisions to ensure that minorities and women are provided equal employment opportunities within the cable television industry. The statute requires the FCC to adopt reporting and certification rules that apply to all cable system operators with more than five full-time employees. Pursuant to the requirements of the 1992 Cable Act, the FCC has imposed more detailed annual EEO reporting requirements on cable operators and has expanded those requirements to all multichannel video service distributors. Failure to comply with the EEO requirements can result in the imposition of fines and/or other administrative sanctions, or may, in certain circumstances, be cited by a franchising authority as a reason for denying a franchisee's renewal request.

        PRIVACY

        The 1984 Cable Act imposes a number of restrictions on the manner in which cable system operators can collect and disclose data about individual system customers. The statute also requires that the system operator periodically provide all customers with written information about its policies regarding the collection and handling of data about customers, their privacy rights under federal law and their enforcement rights. In the event that a cable operator is found to have violated the customer privacy provisions of the 1984 Cable Act, it could be required to pay damages, attorneys' fees and other costs. Under the 1992 Cable Act, the privacy requirements are strengthened to require that cable operators take such actions as are necessary to prevent unauthorized access to personally identifiable information.

        FRANCHISE TRANSFERS

        The 1992 Cable Act precluded cable operators from selling or otherwise transferring ownership of a cable television system within 36 months after acquisition or initial construction, with certain exceptions. The 1996 Telecom Act repealed this restriction. The 1992 Cable Act also requires franchising authorities to act on any franchise transfer request submitted after December 4, 1992 within 120 days after receipt of all information required by FCC regulations and by the franchising authority. Approval is deemed to be granted if the franchising authority fails to act within such period.

        REGISTRATION PROCEDURE AND REPORTING REQUIREMENTS

        Prior to commencing operation in a particular community, all cable television systems must file a registration statement with the FCC listing the broadcast signals they will carry and certain other information. Additionally, cable operators periodically are required to file various informational reports with the FCC. Cable operators who operate in certain frequency bands are required on an annual basis to file the results of their periodic cumulative leakage testing measurements. Operators who fail to make this filing or who exceed the FCC's allowable cumulative leakage index risk being prohibited from operating in those frequency bands in addition to other sanctions.

        TECHNICAL REQUIREMENTS

        Historically, the FCC has imposed technical standards applicable to the cable channels on which broadcast stations are carried, and has prohibited franchising authorities from adopting standards which were in conflict with or more restrictive than those established by the FCC. The FCC has revised such standards and made them applicable to all classes of channels which carry downstream National Television System Committee (NTSC) video programming. The FCC also has adopted additional standards applicable to cable television systems using frequencies in the 108-137 Mhz and 225- 400 Mhz bands in order to prevent harmful interference with aeronautical navigation and safety radio services and has also established limits on cable system signal leakage. Periodic testing by cable operators for compliance with the technical standards and signal leakage limits is required. The 1992 Cable Act requires the FCC to periodically update its technical standards to take into account changes in technology. Under the 1996 Telecom Act, local franchising authorities may not prohibit, condition or restrict a cable system's use of any type of subscriber equipment or transmission technology.

        The FCC has adopted regulations to implement the requirements of the 1992 Cable Act designed to improve the compatibility of cable systems and consumer electronics equipment. These regulations, inter alia, generally prohibit cable operators from scrambling their basic service tier and from changing the infrared codes used in their existing customer premises equipment. This latter requirement could make it more difficult or costly for cable operators to upgrade their customer premises equipment and the FCC has been asked to reconsider its regulations. The 1996 Telecom Act directs the FCC to set only minimal standards to assure compatibility between television sets, VCRs and cable systems, and to rely on the marketplace. The FCC must adopt rules to assure the competitive availability to consumers of customer premises equipment, such as converters, used to access the services offered by cable systems and other multichannel video programming distributors.

        POLE ATTACHMENTS

        The FCC currently regulates the rates and conditions imposed by certain public utilities for use of their poles unless state public service commissions are able to demonstrate that they regulate the rates, terms and conditions of cable television pole attachments. A number of states and the District of Columbia have certified to the FCC that they regulate the rates, terms and conditions for pole attachments. In the absence of state regulation, the FCC administers such pole attachment rates through use of a formula which it has devised. The 1996 Telecom Act directs the FCC to adopt a new rate formula for any attaching party, including cable systems, which offer telecommunications services. This new formula will result in significantly higher attachment rates for cable systems which choose to offer such services.

        OTHER MATTERS

        FCC regulation pursuant to the Communications Act, as amended, also includes matters regarding a cable system's carriage of local sports programming; restrictions on origination and cablecasting by cable system operators; application of the fairness doctrine and rules governing political broadcasts; customer service; obscenity and indecency; home wiring and limitations on advertising contained in nonbroadcast children's programming.

        The 1996 Telecom Act establishes a process for the creation and implementation of a "voluntary" system of ratings for video programming containing sexual, violent or other "indecent" material and directs the FCC to adopt rules requiring most television sets manufactured in the United States or shipped in interstate commerce to be technologically capable of blocking the display of programs with a common rating. The 1996 Telecom Act also requires video programming distributors to employ technology to restrict the reception of programming by persons not subscribing to those channels. In the case of channels primarily dedicated to sexually-oriented programming, the distributor must fully block reception of the audio and video portion of the channels; a distributor that is unable to comply with this requirement may only provide such programming during a "safe harbor" period when children are not likely to be in the audience, as determined by the FCC. With respect to other kinds of channels, the 1996 Telecom Act only requires that the audio and video portions of the channel be fully blocked, at no charge, upon request of the person not subscribing to the channel. The specific blocking requirements applicable to sexually-oriented programming are being challenged in court on constitutional grounds.

        COPYRIGHT

        Cable television systems are subject to federal copyright licensing covering carriage of broadcast signals. In exchange for making semi-annual payments to a federal copyright royalty pool and meeting certain other obligations, cable operators obtain a statutory license to retransmit broadcast signals. The amount of this royalty payment varies, depending on the amount of system revenues from certain sources, the number of distant signals carried, and the location of the cable system with respect to over-the-air television stations. Originally, the Federal Copyright Royalty Tribunal was empowered to make and, in fact, did make several adjustments in copyright royalty rates. This tribunal was eliminated by

Congress in 1993. Any future adjustment to the copyright royalty rates will be done through an arbitration process to be supervised by the U.S. Copyright Office. Requests to adjust the rates were made in January, 1996 and are pending before the Copyright Office.

        Cable operators are liable for interest on underpaid and unpaid royalty fees, but are not entitled to collect interest on refunds received for overpayment of copyright fees.

        The Copyright Office has commenced a proceeding aimed at examining its policies governing the consolidated reporting of commonly owned and contiguous cable television systems. The present policies governing the consolidated reporting of certain cable television systems have often led to substantial increases in the amount of copyright fees owed by the systems affected. These situations have most frequently arisen in the context of cable television system mergers and acquisitions. While it is not possible to predict the outcome of this proceeding, any changes adopted by the Copyright Office in its current policies may have the effect of reducing the copyright impact of certain transactions involving cable company mergers and cable television system acquisitions.

        Various bills have been introduced into Congress over the past several years that would eliminate or modify the cable television compulsory license. Without the compulsory license, cable operators would have to negotiate rights from the copyright owners for all of the programming on the broadcast stations carried by cable systems. Such negotiated agreements would likely increase the cost to cable operators of carrying broadcast signals. The 1992 Cable Act's retransmission consent provisions expressly provide that retransmission consent agreements between television broadcast stations and cable operators do not obviate the need for cable operators to obtain a copyright license for the programming carried on each broadcaster's signal.

        Copyrighted music performed in programming supplied to cable television systems by pay cable networks (such as HBO) and basic cable networks (such as USA Network) is licensed by the networks through private agreements with the American Society of Composers and Publishers ("ASCAP") and BMI, Inc. ("BMI"), the two major performing rights organizations in the United States. As a result of extensive litigation, both ASCAP and BMI now offer "through to the viewer" licenses to the cable networks which cover the retransmission of the cable networks' programming by cable systems to their customers.

        Copyrighted music performed by cable systems themselves on local origination channels, in advertisements inserted locally on cable networks, et cetera, must also be licensed. A blanket license is available from BMI. Cable industry negotiations with ASCAP are still in progress.

STATE AND LOCAL REGULATION

        Because a cable television system uses local streets and rights-of-way, cable television systems are subject to state and local regulation, typically imposed through the franchising process. State and/or local officials are usually involved in franchise selection, system design and construction, safety, service rates, consumer relations, billing practices and community related programming and services.

        Cable television systems generally are operated pursuant to nonexclusive franchises, permits or licenses granted by a municipality or other state or local government entity. Franchises generally are granted for fixed terms and in many cases are terminable if the franchise operator fails to comply with material provisions. Although the 1984 Cable Act provides for certain procedural protections, there can be no assurance that renewals will be granted or that renewals will be made on similar terms and conditions. Franchises usually call for the payment of fees, often based on a percentage of the system's gross customer revenues, to the granting authority. Upon receipt of a franchise, the cable system owner usually is subject to a broad range of obligations to the issuing authority directly affecting the business of the system. The terms and conditions of franchises vary materially from jurisdiction to jurisdiction, and even from city to city within the same state, historically ranging from reasonable to highly restrictive or burdensome. The

1984 Cable Act places certain limitations on a franchising authority's ability to control the operation of a cable system operator and the courts have from time to time reviewed the constitutionality of several general franchise requirements, including franchise fees and access channel requirements, often with inconsistent results. On the other hand, the 1992 Cable Act prohibits exclusive franchises, and allows franchising authorities to exercise greater control over the operation of franchised cable television systems, especially in the area of customer service and rate regulation. The 1992 Cable Act also allows franchising authorities to operate their own multichannel video distribution system without having to obtain a franchise and permits states or local franchising authorities to adopt certain restrictions on the ownership of cable television systems. Moreover, franchising authorities are immunized from monetary damage awards arising from regulation of cable television systems or decisions made on franchise grants, renewals, transfers and amendments.

        The specific terms and conditions of a franchise and the laws and regulations under which it was granted directly affect the profitability of the cable television system. Cable franchises generally contain provisions governing charges for basic cable television services, fees to be paid to the franchising authority, length of the franchise term, renewal, sale or transfer of the franchise, territory of the franchise, design and technical performance of the system, use and occupancy of public streets and number and types of cable services provided. The 1996 Telecom Act prohibits a franchising authority from either requiring or limiting a cable operator's provision of telecommunications services.

        Various proposals have been introduced at the state and local levels with regard to the regulation of cable television systems, and a number of states have adopted legislation subjecting cable television systems to the jurisdiction of centralized state governmental agencies, some of which impose regulation of a character similar to that of a public utility.

        The attorneys general of approximately 25 states have announced the initiation of investigations designed to determine whether cable television systems in their states have acted in compliance with the FCC's rate regulations.

        The foregoing does not purport to describe all present and proposed federal, state and local regulations and legislation relating to the cable television industry. Other existing federal regulations, copyright licensing and, in many jurisdictions, state and local franchise requirements, currently are the subject of a variety of judicial proceedings, legislative hearings and administrative and legislative proposals which could change, in varying degrees, the manner in which cable television systems operate. Neither the outcome of these proceedings nor their impact upon the cable television industry can be predicted at this time.

ITEM 2. PROPERTIES

        The Partnership owns or leases parcels of real property for signal reception sites (antenna towers and headends), microwave facilities and business offices, and owns or leases its service vehicles. The Partnership believes that its properties, both owned and leased, are in good condition and are suitable and adequate for the Partnership's business operations.

        The Partnership owns substantially all of the assets related to its cable television operations, including its program production equipment, headend (towers, antennae, electronic equipment and satellite earth stations), cable plant (distribution equipment, amplifiers, customer drops and hardware), converters, test equipment and tools and maintenance equipment.

ITEM 3. LEGAL PROCEEDINGS

        The Partnership is a party to various legal proceedings. Such legal proceedings are ordinary and routine litigation proceedings that are incidental to the Partnership's business and management believes that the outcome of all pending legal proceedings will not, in the aggregate, have a material adverse effect on the financial condition of the Partnership.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S EQUITY SECURITIES AND RELATED SECURITY HOLDER MATTERS

LIQUIDITY

        While the Partnership's equity securities, which consist of units of limited partnership interests, are publicly held, there is no established public trading market for the units and it is not expected that a market will develop in the future. The approximate number of equity security holders of record was 2,372 as of December 31, 1995. In addition to restrictions on the transferability of units contained in the Partnership Agreement, the transferability of units may be affected by restrictions on resales imposed by federal or state law.

DISTRIBUTIONS

        The amended Partnership Agreement generally provides that all cash flow be distributed 1% to the general partners and 99% to the limited partners until the limited partners have received aggregate cash distributions equal to their original capital contributions. The Partnership Agreement also provides that all Partnership operating profits be allocated to the partners in the same proportion as cash flow distributions are made. After the limited partners have received cash flow equal to their initial investment, the general partners will receive a 1% distribution of proceeds from a disposition or refinancing of a system until the limited partners have received an annual simple interest return of at least 8% of their initial investment less any distributions from previous dispositions or refinancing of systems. Thereafter, proceeds from a disposition or refinancing of a system shall be distributed 80% to the limited partners and 20% to the general partners. Gains from dispositions of systems are first allocated in the same manner as the proceeds from such dispositions. This occurs until the dispositions result in the aggregate fair market value of the Partnership's remaining system(s) being less than or equal to 50% of the aggregate contributions to the capital of the Partnership by the partners. Once this level of dispositions has occurred, gain is allocated to the partners so that distributions upon liquidation of the Partnership in accordance with capital account balances will result in the same amounts being distributed to the partners as if distributions were made in the same manner as they are prior to a liquidation.

        Any losses, whether resulting from operations or the sale or disposition of a system, are allocated 99% to the limited partners and 1% to the general partners until the limited partners' capital account balances are equal to or less than zero. Thereafter, all losses are allocated to the Corporate General Partner.

        Upon dissolution of the partnership, distributions are to be made to the partners in accordance with their capital account balances. No partners other than general partners shall be obligated to restore any negative capital account balance existing upon dissolution of a partnership. All allocations to individual limited partners will be based on their respective limited partnership ownership interests.

        The policy of the Corporate General Partner (although there is no contractual obligation to do so) is to cause the Partnership to make cash distributions on a monthly basis throughout the operational life of the Partnership, assuming the availability of sufficient cash flow from Partnership operations. The amount of such distributions, if any, will vary from month to month depending upon the Partnership's results of operations and the Corporate General Partners' determination of whether otherwise available funds are needed for the Partnership's ongoing working capital and liquidity requirements.

        However, on February 22, 1994, the FCC announced significant amendments to its rules implementing certain provisions of the 1992 Cable Act. Compliance with these rules has had a negative impact on the Partnership's revenues and cash flow.

        The Partnership began making periodic cash distributions from operations in January 1989, distributing an aggregate of $423,000 and $133,700 ($5.30 and $1.67 per unit) to limited partners during 1992 and 1993, respectively. As discussed in "Liquidity and Capital Resources" below, the amended bank credit agreement prohibits cash distributions to Partners in 1994, 1995 and 1996, through its termination date of December 31, 1996.

ITEM 6. SELECTED FINANCIAL DATA

        This data should be read in conjunction with the Partnership's financial statements included in Item 8 hereof and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7.

                                                             Year Ended December 31,
                                  ---------------------------------------------------------------------------
                                      1991            1992            1993            1994            1995
                                      ----            ----            ----            ----            ----
OPERATIONS STATEMENT DATA
 Revenues                         $ 2,616,400     $ 2,898,200     $ 3,142,300     $ 3,140,700     $ 3,267,000
 Costs and expenses                (1,678,700)     (1,701,200)     (1,832,000)     (1,968,400)     (1,976,300)
 Depreciation and amortization     (2,688,700)     (2,698,700)     (2,721,900)     (1,993,300)     (1,815,600)
                                  -----------     -----------     -----------     -----------     -----------
 Operating loss                    (1,751,000)     (1,501,700)     (1,411,600)       (821,000)       (524,900)
 Interest expense                    (435,200)       (302,000)       (254,400)       (298,200)       (361,200)
 Interest income                       11,700          11,600          14,800          18,600          23,700
                                  -----------     -----------     -----------     -----------     -----------
 Net loss                         $(2,174,500)    $(1,792,100)    $(1,651,200)    $(1,100,600)    $  (862,400)
                                  ===========     ===========     ===========     ===========     ===========
 Distributions to partners        $   886,800     $   427,300     $   135,100     $      --       $      --
                                  ===========     ===========     ===========     ===========     ===========
PER UNIT OF LIMITED
 PARTNERSHIP INTEREST:
 Net loss                         $    (26.97)    $    (22.23)    $    (20.48)    $    (13.65)    $    (10.70)
                                  ===========     ===========     ===========     ===========     ===========
 Distributions                    $     11.00     $      5.30     $      1.67     $      --       $      --
                                  ===========     ===========     ===========     ===========     ===========
OTHER OPERATING DATA
 Net cash provided by operating
    activities                    $ 1,251,900     $   865,100     $ 1,038,000     $   198,700     $   926,900
 EBITDA(1)                            937,700       1,197,000       1,310,300       1,172,300       1,290,700
 EBITDA to revenues                      35.8%           41.3%           41.7%           37.3%           39.5%
 Total debt to EBITDA                    5.6x            4.4x            3.8x            3.9x            3.2x
 Capital expenditures             $   141,600     $   256,100     $   333,500     $   189,700     $   806,300

                                                              As of December 31,
                              --------------------------------------------------------------------------
BALANCE SHEET DATA                1991            1992            1993           1994           1995
                                  ----            ----            ----           ----           ----
  Total assets                $ 14,761,700    $ 12,499,300    $ 10,446,500    $ 8,285,300    $ 6,957,300
  Total debt                     5,228,800       5,228,800       5,000,000      4,625,000      4,125,000
  General partners' deficit        (82,000)       (104,200)       (122,200)      (133,200)      (141,800)
  Limited partners' capital      8,139,400       5,942,200       4,173,900      3,084,300      2,230,500

- ------------------

(1) Operating income before depreciation and amortization. The Partnership measures its financial performance by its EBITDA, among other items. Based on its experience in the cable television industry, the Partnership believes that EBITDA and related measures of cash flow serve as important financial analysis tools for measuring and comparing cable television companies in several areas, such as liquidity, operating performance and leverage.

     This is evidenced by the covenants in the primary debt instruments of the Partnership, in which EBITDA-derived calculations are used as a measure of financial performance. EBITDA should not be considered by the reader as an alternative to net income as an indicator of the Partnership's financial performance or as an alternative to cash flows as a measure of liquidity.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

        Compliance with the rules adopted by the Federal Communications Commission (the "FCC") to implement the rate regulation provisions of the 1992 Cable Act has had a significant negative impact on the Partnership's revenues and cash flow. Based on certain FCC decisions that have been released, however, the Partnership's management presently believes that revenues for 1995 reflect the impact of the 1992 Cable Act in all material respects. Moreover, recent policy decisions by the FCC make it more likely that in the future the Partnership will be permitted to increase regulated service rates in response to specified cost increases, although certain costs may continue to rise at a rate in excess of that which the Partnership will be permitted to pass on to its customers. The FCC has recently adopted a procedure under which cable operators may file abbreviated cost of service showings for system rebuilds and upgrades, the result of which would be a permitted increase in regulated rates to allow recovery of a portion of those costs. The FCC has also proposed a new procedure for the pass-through of increases in inflation and certain external costs, such as programming costs, under which cable operators could increase rates based on actual and anticipated cost increases for the coming year. In addition to these FCC actions, on February 8, 1996, President Clinton signed into law the 1996 Telecom Act. The 1996 Telecom Act revises, among other things, certain rate regulation provisions of the 1992 Cable Act. Given events since the enactment of the 1992 Cable Act, there can also be no assurance as to what, if any, future action may be taken by the FCC, Congress or any other regulatory authority or court, or the effect thereof on the Partnership's business. Accordingly, the Partnership's historical annual financial results as described below are not necessarily indicative of future performance. See "Legislation and Regulation" and "Liquidity and Capital Resources."

RESULTS OF OPERATIONS

        1995 COMPARED TO 1994

        The Partnership's revenues increased from $3,140,700 to $3,267,000, or by 4.0%, for the year ended December 31, 1995 as compared to 1994. Of the $126,300 increase in revenues, $115,300 was due to increases in regulated rates permitted under the 1992 Cable Act that were implemented by the Partnership in April 1995, $57,500 was due to increases in the number of subscriptions for cable services, $48,500 was due to increases in unregulated rates charged for premium services and $31,300 was due to increases in advertising sales and other revenue producing items. These increases were partially offset by rate decreases implemented in September 1994 to comply with the 1992 Cable Act, estimated by the Partnership to be approximately $126,300. As of December 31, 1995, the Partnership had 9,797 homes subscribing to cable service and 3,373 premium service units.

        Service costs increased from $1,021,600 to $1,055,600, or by 3.3%, for the year ended December 31, 1995 as compared to 1994. Service costs represent costs directly attributable to providing cable services to customers. Of the $34,000 increase, $59,900 was due to higher programming fees charged by program suppliers (including primary satellite fees) and $21,600 was due to an increase in personnel costs. These increases were partially offset by a $25,200 decrease in copyright fees resulting from a change in copyright filing requirements, and a $25,000 increase in the capitalization of labor and overhead costs resulting from more capital projects in 1995. The increase in programming expense was also due to expanded programming usage relating to channel line-up restructuring and to retransmission consent arrangements implemented to comply with the 1992 Cable Act.

        General and administrative expenses increased from $431,600 to $453,200, or by 5.0%, for the year ended December 31, 1995 as compared to 1994. Of the $21,600 increase, $43,300 was due to higher insurance premiums and $18,000 was due to an increase in professional fees. These increases were partially offset by a $17,100 decrease in marketing expense, a $13,900 increase in capitalization of labor and overhead costs and an $8,300 decrease in investor services expense.

        Management fees and reimbursed expenses decreased from $515,200 to $467,500, or by 9.3%, for the year ended December 31, 1995 as compared to 1994. Of the $47,700 decrease, $54,100 was due to decreased reimbursable expenses charged by the Corporate General Partner, including lower allocated personnel costs, property taxes, postage expense, telephone expense, office rent and costs associated with implementation of the 1992 Cable Act. Management fees increased by $6,400, or 4.1%, in direct relation with increased revenues as described above.

        Depreciation and amortization expense decreased by $177,700 from $1,993,300 to $1,815,600, or by 8.9%, for the year ended December 31, 1995 as compared to 1994 due to the effect of certain intangible assets becoming fully amortized. This decrease was partially offset by an increase resulting from a change in the estimated useful lives of certain assets. The Partnership rebuilt a portion of its plant during 1995 at an approximate cost of $113,000. Accordingly, the estimated remaining life of the existing plant was reduced and depreciation of its net book value accelerated. The impact of this change for the twelve months ended December 31, 1995 was approximately $102,700.

        Operating loss decreased from $821,000 to $524,900, or by 36.1%, for the year ended December 31, 1995 as compared to 1994, due to decreased depreciation and amortization expense and increased revenues as described above.

        Interest expense increased from $298,200 to $361,200, or by 21.1%, for the year ended December 31, 1995 compared to 1994 due to higher average interest rates during 1995 (7.66% during 1995 compared to 5.65% during 1994).

        Due to the factors described above, the Partnership's net loss decreased from $1,100,600 to $862,400, or by 21.6%, for the year ended December 31, 1995 compared to 1994.

        1994 COMPARED TO 1993

        The Partnership's revenues decreased from $3,142,300 to $3,140,700, or by 0.1%, for the year ended December 31, 1994 as compared to 1993. Of the $1,600 decrease in revenues, $55,700 was estimated to be due to rate reductions mandated by the 1992 Cable Act, which was partially offset by increases of $34,800 due to gains in the number of subscriptions for cable services and $19,300 in advertising sales revenue and other revenue producing items. As of December 31, 1994, the Partnership had 9,829 homes subscribing to cable service and 3,834 premium service units.

        Service costs increased from $955,000 to $1,021,600, or by 7.0%, for the year ended December 31, 1994 as compared to 1993. Service costs represent costs directly attributable to providing cable services to customers. Of the $66,600 increase, $92,600 was due to higher programming fees charged by program suppliers (including primary satellite fees). The increase in programming expense was also due to expanded programming usage relating to channel line up restructuring and to retransmission consent arrangements implemented to comply with the 1992 Cable Act. The increase was partially offset by an increase of $29,300 in the capitalization of labor and overhead expense due to more capital projects in 1994.

        General and administrative expenses increased from $389,700 to $431,600, or by 10.8%, for the year ended December 31, 1994 as compared to 1993. Of the $41,900 increase, $16,900 was due to higher insurance premiums, $9,100 was due to a decrease in capitalization of labor and overhead expense resulting from a reduction in activities related to franchise renewal, $5,400 was due to increased customer billing expense, $4,800 was due to increased professional fees and $4,800 was due to higher telephone expense.

        Management fees and reimbursed expenses increased from $487,300 to $515,200, or by 5.7%, for the year ended December 31, 1994 as compared to 1993 due to higher reimbursable expenses payable to the Corporate General Partner, including allocated personnel costs, marketing expenses and costs related to compliance with the 1992 Cable Act.

        Depreciation and amortization expense decreased from $2,721,900 to $1,993,300, or by 26.8%, for the year ended December 31, 1994 as compared to 1993 due to effects of certain intangible assets becoming fully amortized.

        Operating loss decreased from $1,411,600 to $821,000, or by 41.8%, for the year ended December 31, 1994 as compared to 1993, due to a decrease in depreciation and amortization expense as described above.

        Interest expense increased from $254,400 to $298,200, or by 17.2%, for the year ended December 31, 1994 compared to 1993 due to higher applicable interest rates during 1994 (5.65% during 1994 versus 4.56% during 1993).

        Due to the factors described above, the Partnership's net loss decreased from $1,651,200 to $1,100,600, or by 33.3%, for the year ended December 31, 1994 compared to 1993.

        Distributions to Partners

        As provided in the Partnership Agreement, distributions to partners are funded from operating income before depreciation and amortization, if any, after providing for working capital and other liquidity requirements, including debt service and capital expenditures not otherwise funded by borrowings. The Partnership made distributions to its partners of $135,100 in 1993. No distributions were paid in 1994 or 1995. Cash distributions to Partners are prohibited by the amended term loan agreement.

LIQUIDITY AND CAPITAL RESOURCES

        The FCC's amended rate regulation rules were implemented during the quarter ended September 30, 1994. Compliance with these rules has had a negative impact on the Partnership's revenues and cash flow. See "Legislation and Regulation."

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

        The Partnership has $4,125,000 outstanding under its term loan agreement. On December 29, 1995, the Partnership amended its term loan agreement (the "Amendment") to, among other things, extend the maturity date by twelve months from December 31, 1995 to December 31, 1996. The Amendment increases the quarterly principal payments from $125,000 in 1995 to $250,000 through September 30, 1996. The remaining balance of $3,375,000 is due on December 31, 1996. Unless the Partnership is able to refinance the term loan or negotiate an additional extension, it will be unable to repay the term loan when it is presently scheduled to mature. The Partnership's management has initiated discussions with its lender regarding an extension of the term loan.

        The amended term loan agreement restricts the Partnership from paying distributions to the partners during the term of the agreement. The term loan agreement also contains certain financial tests and other covenants including, among others, restrictions on incurrence of indebtedness, investments, sale of assets, acquisitions, and other covenants, defaults and conditions. The Partnership believes that it was in compliance with its debt covenants as of December 31, 1995.

        1995 VS. 1994

        Operating activities provided $728,200 more cash in 1995 than in 1994. The change was primarily due to a $720,000 decrease in the payment of liabilities owed to the Corporate General Partner and third-party creditors. Cash generated by Partnership operations increased by $68,400 in 1995 after adding back non-cash items consisting of depreciation and amortization. The Partnership used $2,600 less cash for amendments to the loan agreement. Changes in receivables and prepaid expenses used $62,800 more cash in 1995 than in 1994.

        The Partnership used $622,500 more cash in investing activities in 1995 than in the prior year due to an increase of $616,600 in expenditures for tangible assets and a $5,900 increase in expenditures for intangible assets. The Partnership used $125,000 more cash in financing activities during 1995 for the repayment of debt.

        Operating income before depreciation and amortization (EBITDA) as a percentage of revenues increased from 37.3% during 1994 to 39.5% in 1995. The increase was primarily due to higher revenues and lower reimbursed expenses allocated by the Corporate General Partner. EBITDA increased from $1,172,300 to $1,290,700, or by 10.1%, during 1995 compared with 1994.

        1994 VS. 1993

        Cash provided by operating activities decreased $839,300 from $1,038,000 to $198,700 in 1994 as compared with the previous year. The decrease was due primarily to a $647,900 increase in the payment of liabilities owed to the General Partner and third-party creditors. Cash generated by Partnership operations decreased by $164,700 in 1994 after adding back non-cash depreciation and amortization charges. The Partnership used $31,900 more cash during 1994 for the payment of deferred loan costs. Changes in receivables and other assets provided $5,200 of additional cash in 1994 compared with 1993.

        The Partnership used $151,000 less cash in investing activities during 1994 than in 1993 due to a decrease of $143,800 in expenditures for tangible assets and $7,200 for intangible assets. The Partnership used $11,100 more cash in financing activities during 1994 due to a $146,200 increase in debt repayments offset by a reduction of $135,100 in distributions to partners.

        Operating income before depreciation and amortization (EBITDA) as a percentage of revenues decreased from 41.7% during 1993 to 37.3% in 1994. The decrease was primarily caused by higher rates charged by suppliers of programming as described above in results of operations. The decrease was also attributable to reduced revenues. EBITDA decreased from $1,310,300 to $1,172,300, or by 10.5%, during 1994 compared to 1993.

RECENT ACCOUNTING PRONOUNCEMENTS

        In March 1995, the FASB issued Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. In such cases, impairment losses are to be recorded based on estimated fair value, which would generally approximate discounted cash flows. Statement 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Partnership will adopt Statement 121 in the first quarter of 1996 and, based on current circumstances, does not believe the effect of adoption will be material.

INFLATION

        Certain of the Partnership's expenses, such as those for wages and benefits, equipment repair and replacement, and billing and marketing generally increase with inflation. However, the Partnership does not believe that its financial results have been, or will be, adversely affected by inflation in a material way, provided that it is able to increase its service rates periodically, of which there can be no assurance. See "Legislation and Regulation."

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The financial statements and related financial information required to be filed hereunder are indexed on Page F-1.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not applicable

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The General Partners of the Partnership may be considered, for certain purposes, the functional equivalents of directors and executive officers. The Corporate General Partner is Enstar Communications Corporation, and Robert T. Graff, Jr. is the Individual General Partner. As part of Falcon Cablevision's September 30, 1988 acquisition of the Corporate General Partner, Falcon Cablevision received an option to acquire Mr. Graff's interest as Individual General Partner of the Partnership and other affiliated cable limited partnerships that he previously co-sponsored with the Corporate General Partner, and Mr. Graff received the right to cause Falcon Cablevision to acquire such interests. These arrangements were modified and extended in an amendment dated September 10, 1993 pursuant to which, among other things, the Corporate General Partner obtained the option to acquire Mr. Graff's interest in lieu of the purchase right described above which was originally granted to Falcon Cablevision.

         Since its incorporation in Georgia in 1982, the Corporate General Partner has been engaged in the cable/telecommunications business, both as a general partner of 15 limited partnerships formed to own and operate cable television systems and through a wholly-owned operating subsidiary. As of December 31, 1995, the Corporate General Partner managed cable television systems which had approximately 126,200 Subscribers.

         Falcon Cablevision was formed in 1984 as a California limited partnership and has been engaged in the ownership and operation of cable television systems since that time. Falcon Cablevision is a wholly-owned subsidiary of FHGLP. FHGI is the sole general partner of FHGLP. FHGLP currently operates cable systems through a series of affiliated limited partnerships, including Falcon Cablevision, Falcon Cable Systems Company, Falcon Telecable, Falcon Cable Media, Falcon Classic Cable Income Properties, Falcon First Communications, Falcon Community Cable and Falcon Video Communications, and also controls the general partners of the 15 limited partnerships which operate under the Enstar name (including the Partnership). Although these limited partnerships are affiliated with FHGLP, their assets are owned by legal entities separate from the Partnership.

         Set forth below is certain general information about the Directors and Executive Officers of the Corporate General Partner, all of whom have served in such capacities since October 1988:

NAME                     POSITION
- ----                     --------
Marc B. Nathanson        Director, Chairman of the Board, Chief Executive Officer and President

Frank J. Intiso          Executive Vice President and Chief Operating Officer

Stanley S. Itskowitch    Director, Executive Vice President and General Counsel

Michael K. Menerey       Chief Financial Officer and Secretary

MARC B. NATHANSON, 50, has been Chairman of the Board, Chief Executive Officer and President of FHGI and its predecessors since 1975. Prior to 1975, Mr. Nathanson was Vice President of Marketing for Teleprompter Corporation, at that time the largest multiple-system cable operator in the United States. He also held executive positions with Warner Cable and Cypress Communications Corporation. He is a former President of the California Cable Television Association and a member of Cable Pioneers. He is currently a Director of the National Cable Television Association ("NCTA") and serves on its Executive Committee. At the 1986 NCTA convention, Mr. Nathanson was honored by being named the recipient of the Vanguard Award for outstanding contributions to the growth and development of the cable television industry. Mr. Nathanson is a 26-year veteran of the cable television industry. He is a founder of the Cable

Television Administration and Marketing Society ("CTAM") and the Southern California Cable Television Association. Mr. Nathanson is also a Director of TV Por Cable Nacional, S.A. de C.V. Mr. Nathanson is also Chairman of the Board and Chief Executive Officer of Falcon International Communications, LLC ("FIC"). Mr. Nathanson was appointed by President Clinton and confirmed by the U.S. Senate for a three year term on the Board of Governors of International Broadcasting of the United States Information Agency.

FRANK J. INTISO, 49, has been Executive Vice President and Chief Operating Officer of FHGI and its predecessors since 1982. Mr. Intiso has been President and Chief Operating Officer of Falcon Cable Group since its inception. Mr. Intiso is responsible for the day-to-day operations of all cable television systems under the management of FHGI. Mr. Intiso has a Master's Degree in Business Administration from the University of California, Los Angeles, and is a Certified Public Accountant. He serves as chair of the California Cable Television Association, and is on the boards of Cable Advertising Bureau, Cable In The Classroom, Community Antenna Television Association and California Cable Television Association. He is a member of the American Institute of Certified Public Accountants, the American Marketing Association, the American Management Association, and the Southern California Cable Television Association.

STANLEY S. ITSKOWITCH, 57, has been a Director of FHGI and its predecessors since 1975, and Senior Vice President and General Counsel from 1987 to 1990 and has been Executive Vice President and General Counsel since February 1990. He has been President and Chief Executive Officer of F.C. Funding, Inc. (formerly Fallek Chemical Company), which is a marketer of chemical products, since 1980. He is a Certified Public Accountant and a former tax partner in the New York office of Touche Ross & Co. (now Deloitte & Touche). He has a J.D. Degree and an L.L.M. Degree in Tax from New York University School of Law. Mr. Itskowitch is also Executive Vice President and General Counsel of FIC.

MICHAEL K. MENEREY, 44, has been Chief Financial Officer and Secretary of FHGI and its predecessors since 1984 and has been Chief Financial Officer and Secretary of Falcon Cable Group since its inception. Mr. Menerey is a Certified Public Accountant and is a member of the American Institute of Certified Public Accountants and the California Society of Certified Public Accountants.

CERTAIN KEY PERSONNEL

         The following sets forth, as of December 31, 1995, biographical information about certain officers of FHGI and Falcon Cable Group, a division of FHGLP, who share certain responsibilities with the officers of the Corporate General Partner with respect to the operation and management of the Partnership.

JAMES V. ASHJIAN, 51, has been Controller of FHGI and its predecessors since October 1985 and Controller of Falcon Cable Group since its inception. Mr. Ashjian is a Certified Public Accountant and was a partner in Bider & Montgomery, a Los Angeles-based CPA firm, from 1978 to 1983, and self-employed from 1983 to October 1985. He is a member of the American Institute of Certified Public Accountants and the California Society of Certified Public Accountants.

LYNNE A. BUENING, 42, has been Vice President of Programming of Falcon Cable Group since November 1993. From 1989 to 1993, she served as Director of Programming for Viacom Cable, a division of Viacom International Inc. Prior to that, Ms. Buening held programming and marketing positions in the cable, broadcast, and newspaper industries.

OVANDO COWLES, 42, has been Vice President of Advertising Sales and Production of Falcon Cable Group since January 1992. From 1988 to 1991, he served as a Director of Advertising Sales and Production at Cencom Cable Television in Pasadena, California. He was an Advertising Sales Account Executive at Choice Television from 1985 to 1988. From 1983 to 1985, Mr. Cowles served in various sales and advertising positions.

HOWARD J. GAN, 49, has been Vice President of Corporate Development and Government Affairs of FHGI and its predecessors since 1988 and Vice President of Corporate Development and Government Affairs of Falcon Cable Group since its inception. He was General Counsel at Malarkey-Taylor Associates, a Washington, DC based telecommunications consulting firm, from 1986 to 1988. He was Vice President and General Counsel at the Cable Television Information Center from 1978 to 1983. In addition, he was an attorney and an acting Branch Chief of the Federal Communications Commission's Cable Television Bureau from 1975 to 1978.

R.W. ("SKIP") HARRIS, 48, has been Vice President of Marketing of Falcon Cable Group since June 1991. He is a member of the CTAM Premium Television Committee. Mr. Harris was National Director of Affiliate Marketing for the Disney Channel from 1985 to 1991. He was also a sales manager, regional marketing manager and director of marketing for Cox Cable Communications from 1978 to 1985.

JOE A. JOHNSON, 51, has been Executive Vice President - Operations of FHGI since September 1995, and between January 1992 and that date was Senior Vice President of Falcon Cable Group. He was a Divisional Vice President of FHGI between 1989 and 1992 and a Divisional Vice President of Falcon Cable Group from its inception until 1992. From 1982 to 1989, he held the positions of Vice President and Director of Operations for Sacramento Cable Television, Group W Cable of Chicago and Warner Amex. From 1975 to 1982, Mr. Johnson held Cable System and Regional Manager positions with Warner Amex and Teleprompter.

JON W. LUNSFORD, 36, has been Vice President - Finance and Corporate Development FHGI since September 1994. From 1991 to 1994 he served as Director of Corporate Finance at Continental Cablevision, Inc. Prior to 1991, Mr. Lunsford was a Vice President with Crestar Bank.

JOAN SCULLY, 60, has been Vice President of Human Resources of FHGI and its predecessors since May 1988 and Vice President of Human Resources of Falcon Cable Group since its inception. From 1987 to May 1988, she was self-employed as a Management Consultant to cable and transportation companies. She served as Director of Human Resources of a Los Angeles based cable company from 1985 through 1987. Prior to that time she served as a human resource executive in the entertainment and aerospace industries. Ms. Scully holds a Masters Degree in Human Resources Management from Pepperdine University.

MICHAEL D. SINGPIEL, 48, was appointed Vice President of Operations of Falcon Cable Group in March 1996. Mr. Singpiel joined Falcon in October 1992 as Divisional Vice President of Falcon's Eastern Division. From 1990 to 1992, Mr. Singpiel was Vice President of C-Tec Cable Systems in Michigan.
Mr. Singpiel held various positions with Comcast in New Jersey and Michigan from 1980 to 1990.

RAYMOND J. TYNDALL, 48, has been Vice President of Engineering of Falcon Cable Group since October 1989. From 1975 to September 1989 he held various technical positions with Choice TV and its predecessors. From 1967 to 1975, he held various technical positions with Sammons Communications. He is a certified National Association of Radio and Television Engineering ("NARTE") engineer in lightwave, microwave, satellite and broadband.

         In addition, Falcon Cable Group has six Divisional Vice Presidents who are based in the field. They are Ron L. Hall, Michael E. Kemph, Nicholas A. Nocchi, Larry L. Ott, Robert S. Smith and Victor A. Wible.

         Each director of the Corporate General Partner is elected to a one-year term at the annual shareholder meeting to serve until the next annual shareholder meeting and thereafter until his respective successor is elected and qualified. Officers are appointed by and serve at the discretion of the directors of the Corporate General Partner.

ITEM 11. EXECUTIVE COMPENSATION

MANAGEMENT FEE

         The Partnership has a management agreement (the "Management Agreement") with Enstar Cable Corporation, a wholly owned subsidiary of the Corporate General Partner (the "Manager"), pursuant to which Enstar Cable Corporation manages the Partnership's systems and provides all operational support for the activities of the Partnership. For these services, the Manager receives a management fee of 5% of the Partnership's gross revenues, excluding revenues from the sale of cable television systems or franchises calculated and paid monthly. In addition, the Partnership reimburses the Manager for certain operating expenses incurred by the Manager in the day-to-day operation of the Partnership's cable systems. The Management Agreement also requires the Partnership to indemnify the Manager (including its officers, employees, agents and shareholders) against loss or expense, absent negligence or deliberate breach by the Manager of the Management Agreement. The Management Agreement is terminable by the Partnership upon sixty (60) days written notice to the Manager. The Manager has engaged FHGLP to provide certain management services for the Partnership and pays FHGLP a portion of the management fees it receives in consideration of such services and reimburses FHGLP for expenses incurred by FHGLP on its behalf. The Corporate General Partner also performs certain supervisory and administrative services for the Partnership, for which it is reimbursed.

         For the fiscal year ended December 31, 1995, the Partnership paid approximately $163,400 of management fees and $304,100 of reimbursed expenses. In addition, certain programming services are purchased through Falcon Cablevision. The Partnership paid Falcon Cablevision approximately $713,900 for these programming services for fiscal year 1995.

PARTICIPATION IN DISTRIBUTIONS

         The General Partners are entitled to share in distributions from, and profit and losses in, the Partnership. See Item 5., "Market for Registrant's Equity Securities and Related Security Holder Matters."


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         As of March 3, 1996, the common stock of FHGI was owned as follows:
78.5 % by Falcon Cable Trust, a grantor trust of which Marc B. Nathanson is trustee and he and members of his family are beneficiaries; 20% by Greg A. Nathanson; and 1.5% by Stanley S. Itskowitch. In connection with the formation of Falcon Community Cable, on August 15, 1989, FHGI issued to Hellman & Friedman Capital Partners, A California Limited Partnership ("H&F"), a $1,293,357 convertible debenture due 1999 convertible under certain circumstances into ten percent of the common stock of FHGI and entitling H&F to elect one director to the board of directors of FHGI. H&F elected Marc B. Nathanson pursuant to such right. In 1991 FHGI issued to Hellman & Friedman Capital Partners II, A California Limited Partnership ("H&FII"), additional convertible debentures due 1999 in the aggregate amount of $2,006,198 convertible under certain circumstances into approximately 6.3% of the common stock of FHGI and entitling H&FII to elect one director to the board of directors of FHGI. As of March 3, 1996, H&FII had not exercised this right. FHGLP also held 12.1% of the interests in the General Partner, and Falcon Cable Trust, Frank Intiso, H&FII and two other individuals held 58.9%, 12.1%, 16.3% and 0.6% of the General Partner, respectively. Such interests entitle the holders thereof to an allocable share of cash distributions and profits and losses of the General Partner in proportion to their ownership. Greg A. Nathanson is Marc B. Nathanson's brother.

         As of March 3, 1996, Marc B. Nathanson and members of his family owned, directly or indirectly, outstanding partnership interests (comprising both general partner interests and limited partner interests) aggregating approximately 0.46% of Falcon Classic Cable Income Properties, L.P., 2.58% of Falcon Video Communications and 30.0% of Falcon Cable Systems Company. In accordance with the respective partnership agreements of the partnerships mentioned above, after the return of capital to and the receipt of certain preferred returns by the limited partners of such partnerships, FHGLP and certain of its officers and directors had rights to future profits greater than their ownership interests of capital in such partnerships.

         On March 29, 1993, FHGLP was organized to effect the consolidation of certain cable television businesses, including Falcon Cablevision, Falcon Telecable, Falcon Cable Media and Falcon Community Cable, into FHGLP. At the same time FHGLP assumed the cable system management operations of FHGI. On December 28, 1995, FHGLP acquired the remaining 72.3% of outstanding shares of common stock of Falcon First, Inc., ("First"), that it did not previously own. First was an affiliated entity prior to December 28, 1995. The ownership interests in FHGLP are as follows: Falcon management, directors and affiliated individuals and entities: 38.2% (including 35.3% owned by Marc B. Nathanson and members of his family directly or indirectly), H&F and H&FII: 35.9%, Leeway &
Co.: 10.9%, Boston Ventures Limited Partnership II and Boston Ventures II-A Investment Corporation: 6.9%, Falcon First Communications, LLC: 2.1% and other institutional investors, individuals and trusts: 6.0%.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

CONFLICTS OF INTEREST

         In March 1993, FHGLP, a new entity, assumed the management services operations of FHGI. Effective March 29, 1993, FHGLP began receiving management fees and reimbursed expenses which had previously been paid by the Partnership, as well as the other affiliated entities mentioned above, to FHGI. The management of FHGLP is substantially the same as that of FHGI.

         FHGLP also manages the operations of Falcon Cable Systems Company, Falcon Classic Cable Income Properties, L.P., Falcon Video Communications, L.P., and, through its management of the operation of Falcon Cablevision (a subsidiary of FHGLP), the partnerships of which Enstar Communications Corporation is the Corporate General Partner, including the Partnership. On September 30, 1988, Falcon Cablevision acquired all of the outstanding stock of Enstar Communications Corporation. Certain members of management of the General Partner have also been involved in the management of other cable ventures. FHGLP contemplates entering into other cable ventures, including ventures similar to the Partnership.

         Conflicts of interest involving acquisitions and dispositions of cable television systems could adversely affect Unitholders. For instance, the economic interests of management in other affiliated partnerships are different from those in the Partnership and this may create conflicts relating to which acquisition opportunities are preserved for which partnerships.

         These affiliations subject FHGLP and the General Partner and their management to certain conflicts of interest. Such conflicts of interest relate to the time and services management will devote to the Partnership's affairs and to the acquisition and disposition of cable television systems. Management or its affiliates may establish and manage other entities which could impose additional conflicts of interest.

         FHGLP and the Corporate General Partner will resolve all conflicts of interest in accordance with their fiduciary duties.

FIDUCIARY RESPONSIBILITY AND INDEMNIFICATION OF THE GENERAL PARTNERS

         A general partner is accountable to a limited partnership as a fiduciary and consequently must exercise good faith and integrity in handling partnership affairs. Where the question has arisen, some courts have held that a limited partner may institute legal action on his own behalf and on behalf of all other similarly situated limited partners (a class action) to recover damages for a breach of fiduciary duty by a general partner, or on behalf of the partnership (a partnership derivative action) to recover damages from third parties. Section 14-9-1001 of the Georgia Revised Uniform Limited Partnership Act also allows a partner to maintain a partnership derivative action if general partners with authority to do so have refused to bring the action or if an effort to cause those general partners to bring the action is not likely to succeed. Certain cases decided by federal courts have recognized the right of a limited partner to bring such actions under the Securities and Exchange Commission's Rule 10b-5 for recovery of damages resulting from a breach of fiduciary duty by a general partner involving fraud, deception or manipulation in connection with the limited partner's purchase or sale of partnership units.

         The partnership agreement provides that the General Partners will be indemnified by the Partnership for acts performed within the scope of their authority under the partnership agreement if such general partner (i) acted in good faith and in a manner that it reasonably believed to be in, or not opposed to, the best interests of the Partnership and the partners, and (ii) had no reasonable grounds to believe that its conduct was negligent. In addition, the partnership agreement provides that the General Partners will not be liable to the Partnership or its limited partners for errors in judgment or other acts or omissions not amounting to negligence or misconduct. Therefore, limited partners will have a more limited right of action than they would have absent such provisions. In addition, the Partnership maintains insurance on behalf of the General Partner, and such other persons as the General Partner shall determine against any liability that may be asserted against or expense that may be incurred by such person and against which the Partnership would be entitled to indemnify such person pursuant to the Partnership Agreement. To the extent that the exculpatory provisions purport to include indemnification for liabilities arising under the Securities Act of 1933, it is the opinion of the Securities and Exchange Commission that such indemnification is contrary to public policy and therefore unenforceable.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)     1.      Financial Statements

                Reference is made to the Index to Financial Statements on page F-1.

(a)     2.      Financial Statement Schedules

                Reference is made to the Index to Financial Statements on page F-1.

(a)     3.      Exhibits

                Reference is made to the Index to Exhibits on Page E-1.

(b)             Reports on Form 8-K

                None

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 25, 1996.

                                        ENSTAR INCOME/GROWTH PROGRAM SIX-A, L.P.

                                        By:  Enstar Communications Corporation,
                                               Corporate General Partner

                                             By: /s/ Marc B. Nathanson
                                                 -------------------------------
                                                     Marc B. Nathanson
                                                     President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

       Signatures                                       Title(*)                                 Date
       ----------                                       --------                                 ----
/s/ Marc B. Nathanson                           Chairman of the Board,                       March 25, 1996
- -------------------------                         Chief Executive Officer
   Marc B. Nathanson                              and President (Principal
                                                  Executive Officer)

/s/ Michael K. Menerey                          Chief Financial Officer,                     March 25, 1996
- -------------------------                         Secretary and Director
   Michael K. Menerey                             (Principal Financial and
                                                  Accounting Officer)

/s/ Frank J. Intiso                             Chief Operating Officer,                     March 25, 1996
- -------------------------                         Executive Vice President
   Frank J. Intiso                                and Director

/s/ Stanley S. Itskowitch                       Executive Vice President,                    March 25, 1996
- ----------------------------                      General Counsel and
   Stanley S. Itskowitch                          Director

(*) Indicates position(s) held with Enstar Communications Corporation, the Corporate General Partner of the registrant.

                          INDEX TO FINANCIAL STATEMENTS

                                                                           PAGE
                                                                           ----
Report of Independent Auditors                                              F-2

Balance Sheets - December 31, 1994 and 1995                                 F-3

Financial Statements for each of
  the three years in the period
  ended December 31, 1995:

    Statements of Operations                                                F-4

    Statements of Partnership Capital (Deficit)                             F-5

    Statements of Cash Flows                                                F-6

Summary of Accounting Policies                                              F-7

Notes to Financial Statements                                               F-9

All schedules have been omitted because they are either not required, not applicable or the information has otherwise been supplied.

                         REPORT OF INDEPENDENT AUDITORS

Partners
Enstar Income/Growth Program Six-A, L.P.

         We have audited the accompanying balance sheets of Enstar Income/Growth Program Six-A, L.P. (A Georgia Limited Partnership) as of December 31, 1994 and 1995, and the related statements of operations, partnership capital (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. The statements of operations, partnership capital (deficit), and cash flows of Enstar Income/Growth Program Six-A, L.P. for the year ended December 31, 1993 were audited by other auditors whose report dated February 16, 1994, expressed an unqualified opinion on those financial statements.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As more fully described in Note 4 to the financial statements, the Partnership's note payable matures on December 31, 1996. Operating cash flow is not expected to be sufficient to fund the required debt payment. The Partnership will need to identify alternative cash sources to meet this obligation or negotiate an extension of the maturity date.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Enstar Income/Growth Program Six-A, L.P. at December 31, 1994 and 1995, and the results of its operations and cash flows for the years then ended in conformity with generally accepted accounting principles.

                                                           /s/ ERNST & YOUNG LLP

Los Angeles, California
February 20, 1996,

                    ENSTAR INCOME/GROWTH PROGRAM SIX-A, L.P.

                                 BALANCE SHEETS

                                                                    December 31,
                                                              -------------------------
                                                                 1994          1995
                                                              ----------    -----------
ASSETS:
  Cash and cash equivalents                                   $  579,200    $   175,800

  Accounts receivable, less allowance of $2,400 and $8,000
       for possible losses                                         3,800         38,900

  Prepaid expenses and other                                      10,300         27,800

  Property, plant and equipment
      less accumulated depreciation
      and amortization                                         4,177,900      4,256,200

  Franchise cost, net of accumulated
      amortization of $7,910,600 and $8,038,900                3,480,400      2,418,400

  Deferred loan costs and other, net                              33,700         40,200
                                                              ----------    -----------
                                                              $8,285,300    $ 6,957,300
                                                              ==========    ===========

                       LIABILITIES AND PARTNERSHIP CAPITAL

LIABILITIES:
         Accounts payable                                     $  322,800    $   445,800
         Due to affiliates                                       386,400        297,800
         Note payable                                          4,625,000      4,125,000
                                                              ----------    -----------
        TOTAL LIABILITIES                                      5,334,200      4,868,600
                                                              ----------    -----------
  COMMITMENTS AND CONTINGENCIES

  PARTNERSHIP CAPITAL (DEFICIT):
         General partners                                       (133,200)      (141,800)
         Limited partners                                      3,084,300      2,230,500
                                                              ----------    -----------
        TOTAL PARTNERSHIP CAPITAL                              2,951,100      2,088,700
                                                              ----------    -----------
                                                              $8,285,300    $ 6,957,300
                                                              ==========    ===========


                     See accompanying summary of accounting
                   policies and notes to financial statements.

                    ENSTAR INCOME/GROWTH PROGRAM SIX-A, L.P.

                            STATEMENTS OF OPERATIONS

                                                 Year Ended December 31,
                                        -----------------------------------------
                                            1993           1994           1995
                                        -----------    -----------    -----------
REVENUES                                $ 3,142,300    $ 3,140,700    $ 3,267,000
                                        -----------    -----------    -----------
OPERATING EXPENSES:
  Service costs                             955,000      1,021,600      1,055,600
  General and administrative expenses       389,700        431,600        453,200
  General Partner management fees
      and reimbursed expenses               487,300        515,200        467,500
  Depreciation and amortization           2,721,900      1,993,300      1,815,600
                                        -----------    -----------    -----------
                                          4,553,900      3,961,700      3,791,900
                                        -----------    -----------    -----------
           Operating loss                (1,411,600)      (821,000)      (524,900)
                                        -----------    -----------    -----------
OTHER INCOME (EXPENSE):
  Interest expense                         (254,400)      (298,200)      (361,200)
  Interest income                            14,800         18,600         23,700
                                        -----------    -----------    -----------
                                           (239,600)      (279,600)      (337,500)
                                        -----------    -----------    -----------
NET LOSS                                $(1,651,200)   $(1,100,600)   $  (862,400)
                                        ===========    ===========    ===========
NET LOSS PER UNIT OF LIMITED
  PARTNERSHIP INTEREST                  $    (20.48)   $    (13.65)   $    (10.70)
                                        ===========    ===========    ===========
WEIGHTED AVERAGE LIMITED PARTNERSHIP
  UNITS OUTSTANDING DURING THE YEAR          79,818         79,818         79,818
                                        ===========    ===========    ===========

                     See accompanying summary of accounting
                   policies and notes to financial statements.

                    ENSTAR INCOME/GROWTH PROGRAM SIX-A, L.P.

                   STATEMENTS OF PARTNERSHIP CAPITAL (DEFICIT)

                                        General       Limited
                                        Partners      Partners         Total
                                        --------      --------         -----
PARTNERSHIP CAPITAL (DEFICIT),
  January 1, 1993                       $(104,200)   $ 5,942,200    $ 5,838,000

  Distributions to partners                (1,500)      (133,600)      (135,100)
  Net loss for year                       (16,500)    (1,634,700)    (1,651,200)
                                        ---------    -----------    -----------
PARTNERSHIP CAPITAL (DEFICIT),
  December 31, 1993                      (122,200)     4,173,900      4,051,700

  Net loss for year                       (11,000)    (1,089,600)    (1,100,600)
                                        ---------    -----------    -----------
PARTNERSHIP CAPITAL (DEFICIT),
  December 31, 1994                      (133,200)     3,084,300      2,951,100

  Net loss for year                        (8,600)      (853,800)      (862,400)
                                        ---------    -----------    -----------
PARTNERSHIP CAPITAL (DEFICIT),
  December 31, 1995                     $(141,800)   $ 2,230,500    $ 2,088,700
                                        =========    ===========    ===========

                     See accompanying summary of accounting
                   policies and notes to financial statements.

                    ENSTAR INCOME/GROWTH PROGRAM SIX-A, L.P.

                            STATEMENTS OF CASH FLOWS

                                                                 Year Ended December 31,
                                                       -----------------------------------------
                                                          1993           1994           1995
                                                       -----------    -----------    -----------
Cash flows from operating activities:
  Net loss                                             $(1,651,200)   $(1,100,600)   $  (862,400)
  Adjustments to reconcile net loss to
    net cash provided by operating activities:
      Depreciation and amortization                      2,721,900      1,993,300      1,815,600
      Amortization of deferred loan costs                     --           13,300         21,200
      Increase (decrease) from changes in:
        Accounts receivable, prepaid expenses
          and other assets                                   5,000         10,200        (52,600)
        Deferred loan costs                                   --          (31,900)       (29,300)
        Accounts payable and due to affiliates             (37,700)      (685,600)        34,400
                                                       -----------    -----------    -----------
           Net cash provided by
             operating activities                        1,038,000        198,700        926,900
                                                       -----------    -----------    -----------
Cash flows from investing activities:
  Capital expenditures                                    (333,500)      (189,700)      (806,300)
  Increase in intangible assets                            (25,300)       (18,100)       (24,000)
                                                       -----------    -----------    -----------
           Net cash used in investing
             activities                                   (358,800)      (207,800)      (830,300)
                                                       -----------    -----------    -----------
Cash flows from financing activities:

  Repayment of debt                                       (228,800)      (375,000)      (500,000)
  Distributions to partners                               (135,100)          --             --
                                                       -----------    -----------    -----------
           Net cash used in
             financing activities                         (363,900)      (375,000)      (500,000)
                                                       -----------    -----------    -----------
Net increase (decrease) in cash and cash equivalents       315,300       (384,100)      (403,400)

Cash and cash equivalents at beginning of year             648,000        963,300        579,200
                                                       -----------    -----------    -----------
Cash and cash equivalents at end of year               $   963,300    $   579,200    $   175,800
                                                       ===========    ===========    ===========


                     See accompanying summary of accounting
                   policies and notes to financial statements.

                    ENSTAR INCOME/GROWTH PROGRAM SIX-A, L.P.

                         SUMMARY OF ACCOUNTING POLICIES

FORM OF PRESENTATION

         Enstar Income/Growth Program Six-A, L.P., a Georgia limited partnership (the "Partnership") operates cable systems in rural areas in Illinois and Tennessee. As a Partnership, Enstar Income/Growth Program Six-A, L.P. pays no income taxes. All of the income, gains, losses, deductions and credits of the Partnership are passed through to its partners. The basis in the Partnership's assets and liabilities differs for financial and tax reporting purposes. The book basis of the Partnership's net assets exceeds its tax basis by $1,229,400.

         The financial statements do not give effect to any assets that the partners may have outside of their interest in the Partnership, nor to any obligations, including income taxes, of the partners.

CASH EQUIVALENTS

         For purposes of the statements of cash flows, the Partnership considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

PROPERTY, PLANT, EQUIPMENT AND DEPRECIATION AND AMORTIZATION

         Property, plant and equipment are stated at cost. Direct costs associated with installations in homes not previously served by cable are capitalized as part of the distribution system, and reconnects are expensed as incurred. For financial reporting, depreciation and amortization is computed using the straight-line method over the following estimated useful lives:

         Cable television systems                              5-15 years
         Vehicles                                                 3 years
         Furniture and equipment                                5-7 years
         Leasehold improvements                             Life of lease

FRANCHISE COST

         The excess of cost over the fair values of tangible assets and customer lists of cable television systems acquired represents the cost of franchises. In addition, franchise cost includes capitalized costs incurred in obtaining new, undeveloped franchises. These costs (primarily legal fees) are direct and incremental to the acquisition of the franchise and are amortized using the straight-line method over the lives of the franchises, ranging up to 15 years. The Partnership periodically evaluates the amortization periods of these intangible assets to determine whether events or circumstances warrant revised estimates of useful lives. Costs relating to unsuccessful franchise applications are charged to expense when it is determined that the efforts to obtain the franchise will not be successful.

                    ENSTAR INCOME/GROWTH PROGRAM SIX-A, L.P.

                         SUMMARY OF ACCOUNTING POLICIES
                                   (CONCLUDED)

DEFERRED LOAN COSTS AND OTHER DEFERRED CHARGES

         Costs related to obtaining new loan agreements are capitalized and amortized to interest expense over the life of the related loan. Other deferred charges are amortized using the straight-line method over two to five years.

RECOVERABILITY OF ASSETS

         The Partnership assesses on an on-going basis the recoverability of intangible assets and capitalized plant assets based on estimates of future undiscounted cash flows compared to net book value. If the future undiscounted cash flow estimate were less than net book value, net book value would then be reduced to the undiscounted cash flow estimate. The Partnership also evaluates the amortization periods of assets to determine whether events or circumstances warrant revised estimates of useful lives.

         In March 1995, the FASB issued Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. In such cases, impairment losses are to be recorded based on estimated fair value, which would generally approximate discounted cash flows. Statement 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Partnership will adopt Statement 121 in the first quarter of 1996 and, based on current circumstances, does not believe the effect of adoption will be material.

REVENUE RECOGNITION

         Revenues from cable services are recognized as the services are provided.

RECLASSIFICATIONS

         Certain prior year amounts have been reclassified to conform to the 1995 presentation.

EARNINGS PER UNIT OF LIMITED PARTNERSHIP INTEREST

         Earnings and losses are allocated 99% to the limited partners and 1% to the general partners. Earnings and losses per unit of limited partnership interest are based on the weighted average number of units outstanding during the year.

USE OF ESTIMATES

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

                    ENSTAR INCOME/GROWTH PROGRAM SIX-A, L.P.

                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - PARTNERSHIP MATTERS

         The Partnership was formed on September 23, 1987 to acquire, construct, improve, develop and operate cable television systems in various locations in the United States. The partnership agreement provides for Enstar Communications Corporation (the "Corporate General Partner") and Robert T. Graff, Jr., to be the general partners and for the admission of limited partners through the sale of interests in the Partnership.

         On September 30, 1988, Falcon Cablevision, a California limited partnership, purchased all of the outstanding capital stock of the Corporate General Partner.

         The Partnership was formed with an initial capital contribution of $1,100 comprising $1,000 from the Corporate General Partner and $100 from the initial limited partner. Sale of interests in the Partnership began in January 1988, and the initial closing took place in February 1988. The Partnership continued to raise capital until $20,000,000 (the maximum) was sold by November 1988. The Partnership began its cable television business operations in January 1989 with the acquisition of its first cable television property.

         The amended partnership agreement generally provides that all cash flows be distributed 1% to the general partners and 99% to the limited partners until the limited partners have received aggregate cash distributions equal to their original capital contributions. The partnership agreement also provides that all partnership operating profits be allocated to the partners in the same proportion as cash flow distributions are made. After the limited partners have received cash flow equal to their initial investment, the general partners will only receive a 1% distribution of proceeds from a disposition or refinancing of a system until the limited partners have received an annual simple interest return of at least 8% of their initial investment less any distributions from previous dispositions or refinancing of systems. Thereafter, proceeds from a disposition or refinancing of a system shall be distributed 80% to the limited partners and 20% to the general partners. Gains from dispositions of systems are first allocated in the same manner as the proceeds from such dispositions. This occurs until the dispositions result in the aggregate fair market value of the Partnership's remaining system(s) being less than or equal to 50% of the aggregate contributions to the capital of the Partnership by the partners.

         Any losses, whether resulting from operations or the sale or disposition of a system, are allocated 99% to the limited partners and 1% to the general partners until the limited partners' capital account balances are equal to or less than zero. Thereafter, all losses are allocated to the Corporate General Partner.

         Upon dissolution of the Partnership, distributions are to be made to the partners in accordance with their capital account balances. No partners other than general partners shall be obligated to restore any negative capital account balance existing upon dissolution of the Partnership. All allocations to individual limited partners will be based on their respective limited partnership ownership interests.

                    ENSTAR INCOME/GROWTH PROGRAM SIX-A, L.P.

                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)

NOTE 2 - PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment consist of:

                                                            December 31,
                                                    ----------------------------
                                                       1994              1995
                                                       ----              ----
      Cable television systems                      $7,075,200        $7,767,100
      Vehicles, furniture and
        equipment, and leasehold
        improvements                                   305,000           342,800
                                                    ----------        ----------
                                                     7,380,200         8,109,900
      Less accumulated depreciation
        and amortization                             3,202,300         3,853,700
                                                    ----------        ----------
                                                    $4,177,900        $4,256,200
                                                    ==========        ==========

NOTE 3 - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

         The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and Cash Equivalents

         The carrying amount approximates fair value due to the short maturity of those instruments.

Note Payable

         The carrying amount approximates fair value due to the variable rate nature of the note payable.

NOTE 4 - NOTE PAYABLE

         During December 1989, the Partnership entered into a term loan agreement (the "Agreement"). On December 29, 1995 the Partnership amended its Agreement to extend the maturity date to December 31, 1996. The Agreement, as amended, requires quarterly principal payments of $250,000 continuing through September 30, 1996 with the balance of the loan due on December 31, 1996. The Agreement provides for quarterly payments of interest through June 30, 1996 at either the prime rate, 1.125% above the LIBOR rate or 1.25% above the CD rate. After June 30, 1996, quarterly payments of interest increase to either .25% above the prime rate, 1.375% above the LIBOR rate or 1.5% above the CD rate. The interest rate is determined at the Partnership's option at the time advances are made. The LIBOR rate was 5.63% and the prime rate was 8.5% at December 31, 1995. No advances were borrowed with interest charged at the CD rate as of December 31, 1995. The debt is collateralized by substantially all of the Partnership's assets.

                    ENSTAR INCOME/GROWTH PROGRAM SIX-A, L.P.

                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)

NOTE 4 - NOTE PAYABLE  (Continued)

         The Agreement contains various requirements and restrictions including maintenance of minimum operating results, required financial reporting, restrictions on sales of assets and limitations on investments, loans and advances. Management believes that the Partnership was in compliance with all such covenants at December 31, 1995. Management's 1996 cash flow projections indicate that operating cash flows will not be sufficient to fund the required debt payment in 1996. Management intends to refinance its outstanding indebtedness during 1996. However, there can be no assurance that the Partnership will be successful in negotiating new debt agreements or, if successful, on terms favorable to the Partnership.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

         The Partnership leases buildings and tower sites associated with its systems under operating leases expiring in various years through 2004.

         Future minimum rental payments under non-cancelable operating leases that have remaining terms in excess of one year as of December 31, 1995 are as follows:

                Year                                            Amount
                ----                                            ------
                1996                                            16,700
                1997                                            16,700
                1998                                            16,400
                1999                                             8,300
                2000                                             2,600
                Thereafter                                       7,800
                                                               -------
                                                               $68,500
                                                               =======

         Rentals, other than pole rentals, charged to operations approximated $13,700, $12,700, $13,800 in 1993, 1994 and 1995, respectively. Pole rentals approximated $33,300, $36,600 and $36,800 in 1993, 1994 and 1995, respectively.

         The Partnership is subject to regulation by various federal, state and local government entities. The Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act") provides for, among other things, federal and local regulation of rates charged for basic cable service, cable programming services and equipment and installation services. Regulations issued in 1993 and significantly amended in 1994 by the Federal Communications Commission (the "FCC") have resulted in changes in the rates charged for the Partnership's cable services. The Partnership believes that compliance with the 1992 Cable Act has had a significant negative impact on its operations and cash flow.

                    ENSTAR INCOME/GROWTH PROGRAM SIX-A, L.P.

                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)

NOTE 5 - COMMITMENTS AND CONTINGENCIES (Continued)

It also believes that any potential future liabilities for refund claims or other related actions would not be material. The Telecommunications Act of 1996 (the "1996 Telecom Act") was signed into law on February 8, 1996. This statute contains a significant overhaul of the federal regulatory structure. As it pertains to cable television, the 1996 Telecom Act, among other things, (i) ends the regulation of certain nonbasic programming services in 1999; (ii) expands the definition of effective competition, the existence of which displaces rate regulation; (iii) eliminates the restriction against the ownership and operation of cable systems by telephone companies within their local exchange service areas; and (iv) liberalizes certain of the FCC's cross-ownership restrictions. The FCC will have to conduct a number of rulemaking proceedings in order to implement many of the provisions of the 1996 Telecom Act.

         The attorneys general of approximately 25 states have announced the initiation of investigations designed to determine whether cable television systems in their states have acted in compliance with the FCC's rate regulations.

         A recent federal court decision could if upheld and if adopted by other federal courts, make the renewal of franchises more problematic in certain circumstances. The United States District Court for the Western District of Kentucky held that the statute does not authorize it to review a franchising authority's assessment of its community needs to determine if they are reasonable or supported by any evidence. This result would seemingly permit a franchising authority which desired to oust an existing operator to set cable-related needs at such a high level that the incumbent operator would have difficulty in making a renewal proposal which met those needs. This decision has been appealed. The Partnership was not a party to this litigation.

NOTE 6 - EMPLOYEE BENEFIT PLANS

         The Partnership has a cash or deferred profit sharing plan (the "Profit Sharing Plan") covering substantially all of its employees. The Profit Sharing Plan provides that each participant may elect to make a contribution in an amount up to 15% of the participant's annual compensation which otherwise would have been payable to the participant as salary. The Partnership's contribution to the Profit Sharing Plan, as determined by management, is discretionary but may not exceed 15% of the annual aggregate compensation (as defined) paid to all participating employees. There were no contributions charged against operations for the Profit Sharing Plan in 1993, 1994 or 1995.

NOTE 7 - TRANSACTIONS WITH THE GENERAL PARTNERS AND AFFILIATES

         The Partnership has a management and service agreement (the "Agreement") with a wholly owned subsidiary of the Corporate General Partner (the "Manager") for a monthly management fee of 5% of gross receipts, as defined, from the operations of the Partnership. Management fee expense was $157,100, $157,000 and $163,400 in 1993, 1994 and 1995, respectively.

                    ENSTAR INCOME/GROWTH PROGRAM SIX-A, L.P.

                          NOTES TO FINANCIAL STATEMENTS
                                   (CONCLUDED)

NOTE 7 - TRANSACTIONS WITH THE GENERAL PARTNERS AND AFFILIATES (Continued)

         In addition to the monthly management fee, the Partnership reimburses the Manager for direct expenses incurred on behalf of the Partnership, and for the Partnership's allocable share of operational costs associated with services provided by the Manager. All cable television properties managed by the Corporate General Partner and its subsidiaries are charged a proportionate share of these expenses. Corporate office allocations and district office expenses are charged to the properties served based primarily on the respective percentage of basic customers served within the designated service areas. The total amount charged to the Partnership for these services approximated $330,200, $358,200 and $304,100 in 1993, 1994 and 1995, respectively.

         Certain programming services have been purchased through Falcon Cablevision. Falcon Cablevision charges the Partnership for these costs based on an estimate of what the Partnership could negotiate for such programming services on a stand-alone basis. The Partnership recorded programming fee expense of $561,400, $654,000 and $713,900 in 1993, 1994 and 1995, respectively.

NOTE 8 - SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

         Cash paid for interest amounted to $296,700, $258,600 and $400,400 in 1993, 1994 and 1995, respectively.

                                  EXHIBIT INDEX

Exhibit
Number                  Description
- -------                 -----------

  3 Third Amended and Restated Agreement of Limited Partnership of Enstar Income/Growth Program Six-A, L.P., as of December 23, 1988(1)

  10.1 Management Agreement between Enstar Income/Growth Program Six-A, L.P. and Enstar Cable Corporation(1)

  10.2 Franchise ordinance and related documents thereto granting a non-exclusive community antenna television franchise for the city of the Dyer, Tennessee(1)

  10.3 Franchise ordinance and related documents thereto granting a non-exclusive community antenna television franchise for the city of Kenton, Tennessee(1)

  10.4 Franchise ordinance and related documents thereto granting a non-exclusive community antenna television franchise for the city of Rutherford, Tennessee(1)

  10.5 Franchise ordinance and related documents thereto granting a non-exclusive community antenna television franchise for Gibson County, Tennessee(1)

  10.6 Franchise ordinance and related documents thereto granting a non-exclusive community antenna television franchise for the city of Flora, Illinois(1)

  10.7 Franchise ordinance and related documents thereto granting a non-exclusive community antenna television franchise for the city of Salem, Illinois(1)

  10.8 Franchise ordinance and related documents thereto granting a non-exclusive community antenna television franchise for the city of Sandoval, Illinois(1)

  10.9 Franchise ordinance and related documents thereto granting a non-exclusive community antenna television franchise for the city of Odin, Illinois(1)

  10.10 Franchise ordinance and related documents thereto granting a non-exclusive community antenna television franchise for the Village of Raymond, Illinois(1)

  10.11 Service agreement between Enstar Communications Corporation, Enstar Cable Corporation and Falcon Holding Group, Inc. dated as of October 1, 1988(1)

  10.12 Credit agreement between Enstar Income/Growth Program Six-A, L.P. and NCNB Texas National Bank dated December 29, 1989.(3)

  10.13 Franchise Ordinance and related documents thereto granting a non-exclusive community antenna television franchise for Gibson County, Tennessee.(4)

  10.14 First Amendment to Credit Agreement, between Enstar Income/Growth Program Six-A, L.P., and NationsBank of Texas, N.A., a national banking association (formerly NCNB Texas National Bank).(5)

  10.15 Franchise ordinance granting a non-exclusive community antenna television franchise for the city of Sandoval, Illinois.

  10.16 A resolution of the Village Board of Odin, Illinois extending the Cable Television Franchise of Enstar Cable. Passed and adopted December 12, 1994.

Exhibit
Number                             Description
- ------                             -----------

  10.17 Second Amendment to Credit Agreement between Enstar Income/Growth Program Six-A, L.P. and NationsBank of Texas, N.A., a national banking association (formerly NCNB Texas National Bank).(7)

  10.18 Third Amendment to Credit Agreement between Enstar Income/Growth Program Six-A, L.P. and NationsBank of Texas, N.A., a national banking association (formerly NCNB Texas National Bank)

  16.1   Report of change in accountants.(6)

  21.1   Subsidiaries: None.


                               FOOTNOTE REFERENCES

(1) Incorporated by reference to the exhibits to the Registrant's Annual Report on Form 10-K, File No. 0-17687 for the fiscal year ended December 31, 1988.

(2) Incorporated by reference to the exhibits to the Registrant's Annual Report on Form 10-K, File No. 0-17687 for the fiscal year ended December 31, 1989.

(3) Incorporated by reference to the exhibits to the Registrant's Annual Report on Form 10-K, File No. 0-17687 for the fiscal year ended December 31, 1990.

(4) Incorporated by reference to the exhibits to the Registrant's Quarterly Report on Form 10-Q, File No. 0-17687 for the quarter ended June 30, 1993.

(5) Incorporated by reference to the exhibits to the Registrant's Annual Report on Form 10-K, File No. 0- 17687 for the fiscal year ended December 31, 1993.

(6) Incorporated by reference to the exhibits to the Registrant's Current Report on Form 8-K, File No. 0-17687 dated October 17, 1994.

(7) Incorporated by reference to the exhibits to the Registrant's Annual Report on Form 10-K, File No. 0-17687 for the fiscal year ended December 31, 1994.