Form 10-Q
period 1996-03-31
ENSTAR INCOME GROWTH PROGRAM SIX A L P
filed 1996-05-15
CIK 824778

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


(MARK ONE)

/x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended             March 31, 1996

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from                        to


                         Commission file number 0-17687

                    Enstar Income/Growth Program Six-A, L.P.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                        Georgia                                                 58-1755230
(STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)      (I.R.S. EMPLOYER IDENTIFICATION NO.)

10900 Wilshire Boulevard, 15th Floor, Los Angeles, CA                             90024
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                                        (ZIP CODE)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE                           (310) 824-9990

- --------------------------------------------------------------------------------
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

                         PART I - FINANCIAL INFORMATION


                    ENSTAR INCOME/GROWTH PROGRAM SIX-A, L.P.

                            CONDENSED BALANCE SHEETS

                                                                    December 31,       March 31,
                                                                       1995*             1996
                                                                    ------------     -------------
                                                                                      (unaudited)
ASSETS:
   Cash and cash equivalents                                        $   175,800       $   499,400

   Receivables, less allowance of $8,000 and
     $4,100 for possible losses                                          38,900             6,900

   Prepaid expenses and other                                            27,800            48,900

   Property, plant and equipment less accumulated depreciation
     and amortization of $3,853,700 and $3,933,400                    4,256,200         4,137,700

   Franchise cost, net of accumulated
     amortization of $8,038,900 and $8,303,400                        2,418,400         2,156,900

   Deferred loan costs and other, net                                    40,200            41,100
                                                                    -----------       -----------

                                                                    $ 6,957,300       $ 6,890,900
                                                                    ===========       ===========

                       LIABILITIES AND PARTNERSHIP CAPITAL

LIABILITIES:
   Notes payable                                                    $ 4,125,000       $ 4,125,000
   Accounts payable                                                     445,800           380,500
   Due to affiliates                                                    297,800           425,300
                                                                    -----------       -----------

         TOTAL LIABILITIES                                            4,868,600         4,930,800
                                                                    -----------       -----------

COMMITMENTS AND CONTINGENCIES

PARTNERSHIP CAPITAL (DEFICIT):
   General partners                                                    (141,800)         (143,100)
   Limited partners                                                   2,230,500         2,103,200
                                                                    -----------       -----------

         TOTAL PARTNERSHIP CAPITAL                                    2,088,700         1,960,100
                                                                    -----------       -----------

                                                                    $ 6,957,300       $ 6,890,900
                                                                    ===========       ===========


               *As presented in the audited financial statements.
            See accompanying notes to condensed financial statements.

                    ENSTAR INCOME/GROWTH PROGRAM SIX-A, L.P.

                            STATEMENTS OF CASH FLOWS

                                                    Unaudited
                                            -------------------------
                                               Three months ended
                                                 March 31, 1996,
                                            -------------------------
                                               1995            1996
                                            ---------       ---------
REVENUES                                    $ 802,600       $ 851,300
                                            ---------       ---------
OPERATING EXPENSES:
   Service costs                              262,500         276,800
   General and administrative expenses         85,400         108,900
   General Partner management fees
     and reimbursed expenses                  106,700         112,100
   Depreciation and amortization              453,700         403,700
                                            ---------       ---------

                                              908,300         901,500
                                            ---------       ---------

OPERATING LOSS                               (105,700)        (50,200)
                                            ---------       ---------

OTHER INCOME (EXPENSE):
   Interest income                              6,000           3,400
   Interest expense                           (94,900)        (81,800)
                                            ---------       ---------

                                              (88,900)        (78,400)
                                            ---------       ---------

NET LOSS                                    $(194,600)      $(128,600)
                                            =========       =========

NET LOSS PER UNIT OF LIMITED
   PARTNERSHIP INTEREST                     $   (2.41)      $   (1.60)
                                            =========       =========

AVERAGE LIMITED PARTNERSHIP
   UNITS OUTSTANDING DURING PERIOD             79,818          79,818
                                            =========       =========

           See accompanying notes to condensed financial statements.

                    ENSTAR INCOME/GROWTH PROGRAM SIX-A, L.P.

                            STATEMENTS OF CASH FLOWS

                                                               Unaudited
                                                       -------------------------
                                                          Three months ended
                                                            March 31, 1996,
                                                       -------------------------
                                                         1995            1996
                                                       ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                            $(194,600)      $(128,600)
   Adjustments to reconcile net loss to net cash
     provided by operating activities:
       Depreciation and amortization                     453,700         403,700
       Amortization of deferred loan costs                 8,100           5,700
       Increase (decrease) from changes in:
         Accounts receivable and prepaid expenses        (92,000)         10,900
         Accounts payable and due to affiliates          (34,600)         62,200
                                                       ---------       ---------

       Net cash provided by operating activities         140,600         353,900
                                                       ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                  (35,300)        (16,900)
   Increase in intangible assets                          (5,500)         (9,700)
                                                       ---------       ---------

     Net cash used in investing activities               (40,800)        (26,600)
                                                       ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Deferred loan costs                                   (11,600)         (3,700)
   Repayment of debt                                    (125,000)             --
                                                       ---------       ---------

                                                        (136,600)         (3,700)
                                                       ---------       ---------
INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                                  (36,800)        323,600

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD                                579,200         175,800
                                                       ---------       ---------

CASH AND CASH EQUIVALENTS
   AT END OF PERIOD                                    $ 542,400       $ 499,400
                                                       =========       =========

           See accompanying notes to condensed financial statements.

                    ENSTAR INCOME/GROWTH PROGRAM SIX-A, L.P.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS



1.       INTERIM FINANCIAL STATEMENTS

         The accompanying condensed interim financial statements for the three months ended March 31, 1996 and 1995 are unaudited. These condensed interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Partnership's latest Annual Report on Form 10-K. In the opinion of management, such statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of such periods. The results of operations for the three months ended March 31, 1996 are not necessarily indicative of results for the entire year.


2.       TRANSACTIONS WITH THE GENERAL PARTNER AND AFFILIATES

         The Partnership has a management and service agreement with a wholly owned subsidiary of the Corporate General Partner (the "Manager") for a monthly management fee of 5% of revenues, excluding revenues from the sale of cable television systems or franchises. Management fees approximated $42,600 for the three months ended March 31, 1996.

         In addition to the monthly management fee described above, the Partnership reimburses the Manager for direct expenses incurred on behalf of the Partnership and for the Partnership's allocable share of operational costs associated with services provided by the Manager. All cable television properties managed by the Corporate General Partner and its subsidiary are charged a proportionate share of these expenses. Corporate office allocations and district office expenses are charged to the properties served based primarily on the respective percentage of basic subscribers or homes passed (dwelling units within a system) within the designated service areas. The total amount charged to the Partnership for these services approximated $69,500 for the three months ended March 31, 1996. Management fees and reimbursed expenses due the Corporate General Partner are non-interest bearing.

         The Partnership also receives certain system operating management services from an affiliate of the Corporate General Partner in addition to the Manager, due to the fact that there are no such employees directly employed by one of the Partnership's cable systems. The Partnership reimburses the affiliate for its allocable share of the affiliate's operational costs. The total amount charged to the Partnership for these costs approximated $10,800 in the three months ended March 31, 1996. No management fee is payable to the affiliate by the Partnership and there is no duplication of reimbursed expenses and costs paid to the Manager.

         Certain programming services have been purchased through an affiliate of the Partnership. In turn, the affiliate charges the Partnership for these costs based on an estimate of what the Partnership could negotiate for such programming services on a stand-alone basis. The Partnership paid the affiliate $176,200 for programming services for the three months ended March 31, 1996. Programming fees are included in service costs in the statements of operations for the three months ended March 31, 1996.

                    ENSTAR INCOME/GROWTH PROGRAM SIX-A, L.P.

               NOTES TO CONDENSED FINANCIAL STATEMENTS (CONCLUDED)



3.       EARNINGS PER UNIT OF LIMITED PARTNERSHIP INTEREST

         Earnings and losses per unit of limited partnership interest is based on the average number of units outstanding during the periods presented. For this purpose, earnings and losses are allocated 99% to the limited partners and 1% to the general partners.


4.       RECLASSIFICATIONS

         Certain 1995 amounts have been reclassified to conform to the 1996 presentation.

                    ENSTAR INCOME/GROWTH PROGRAM SIX-A, L.P.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

         On February 8, 1996, President Clinton signed into law the Telecommunications Act of 1996 (the "1996 Telecom Act"). This statute substantially changed the competitive and regulatory environment for telecommunications providers by significantly amending the Communications Act of 1934, including certain of the rate regulation provisions previously imposed by the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act"). Compliance with those rate regulations has had a negative impact on the Partnership's revenues and cash flow. However, the Partnership believes that recent policy decisions by the Federal Communications Commission (the "FCC") will permit it to increase regulated service rates in the future in response to specified historical and anticipated future cost increases, although certain costs may continue to rise at a rate in excess of that which the Partnership will be permitted to pass on to its customers. The 1996 Telecom Act provides that certain of the rate regulations will be phased-out altogether in 1999. Further, the regulatory environment will continue to change pending, among other things, the outcome of legal challenges and FCC rulemaking and enforcement activity in respect of the 1992 Cable Act and the completion of a significant number of FCC rulemakings under the 1996 Telecom Act. There can be no assurance as to what, if any, future action may be taken by the FCC, Congress or any other regulatory authority or court, or the effect thereof on the Partnership's business. Accordingly, the Partnership's historic interim financial results as described below are not necessarily indicative of future performance.

         In addition to the information set forth in this report, reference is made to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1995 for additional information regarding regulatory matters and the effect thereof on the Partnership's business.

RESULTS OF OPERATIONS

         The Partnership's revenues increased from $802,600 to $851,300, or by 6.1%, for the quarter ended March 31, 1996 as compared to the corresponding period in 1995. Of the $48,700 increase in revenues, $30,600 was due to increases in regulated service rates permitted under the 1992 Cable Act that were implemented by the Partnership in April 1995, $4,400 resulted from increases in other revenue producing items and $2,300 was due to an increase in the number of subscriptions for service. In February 1996, the Partnership recognized revenue totaling $11,400 from the State of Illinois, received as payment for relocating several plant miles of cable as required by the state.

         Service costs increased from $262,500 to $276,800, or by 5.4%, for the quarter ended March 31, 1996 as compared to the corresponding period in 1995. Service costs represent costs directly attributable to providing cable services to customers. Of the $14,300 increase, $6,000 was due to an increase in copyright fees, $2,700 was due to an increase in personnel costs, $2,300 was due to a decrease in capitalization of labor and overhead expense, $1,900 was due to an increase in system power costs and $1,500 was due to an increase in franchise fees.

                    ENSTAR INCOME/GROWTH PROGRAM SIX-A, L.P.


RESULTS OF OPERATIONS (CONCLUDED)

         General and administrative expenses increased from $85,400 to $108,900, or by 27.5%, for the quarter ended March 31, 1996 as compared to the corresponding period in 1995. Of the $23,500 increase, $8,100 was due to an increase in marketing expense, $6,300 was due to an increase in bad debt expense, $4,600 was due to expenses allocated by an affiliate of the General Partner (for system operating management services) and $4,300 was due to higher insurance premiums.

         Management fees and reimbursed expenses increased from $106,700 to $112,100, or by 5.1%, for the quarter ended March 31, 1996 as compared to the corresponding period in 1995 due to a $2,900 increase in reimbursed expenses allocated by the Corporate General Partner resulting from higher personnel costs and office rent. Management fees increased by $2,500, or by 6.2%, in direct relation to increases in revenues.

         Depreciation and amortization expense decreased from $453,700 to $403,700, or by 11.0%, for the quarter ended March 31, 1996 as compared to the corresponding period in 1995 due to the effect of certain tangible assets becoming fully depreciated and certain intangible assets becoming fully amortized.

         Operating loss decreased from $105,700 to $50,200, or by 52.5%, for the quarter ended March 31, 1996 as compared to the corresponding period in 1995, principally due to decreased depreciation and amortization and increased revenues as described above.

         Interest expense decreased from $94,900 to $81,800, or by 13.8%, for the quarter ended March 31, 1996 as compared to the corresponding period in 1995 due to a decrease in average borrowings from $4,623,700 in the 1995 period versus $4,125,000 in the 1996 quarter.

         Due to the factors described above, the Partnership's net loss decreased from $194,600 to $128,600, or by 33.9%, for the quarter ended March 31, 1996 as compared to the corresponding period in 1995.


LIQUIDITY AND CAPITAL RESOURCES

         The FCC's amended rate regulation rules were implemented during the quarter ended September 30, 1994. Compliance with these rules has had a negative impact on the Partnership's revenues and cash flow.

         The Partnership's primary objective, having invested its net offering proceeds in cable systems, is to distribute to its partners all available cash flow from operations and proceeds from the sale of cable systems, if any, after providing for expenses, debt service and capital requirements relating to the expansion, improvement and upgrade of its cable systems. The Partnership currently relies exclusively on the availability of cash generated from operations to fund its ongoing expenses, debt service and capital requirements. In general, these requirements involve expansion, improvement and upgrade of the Partnership's existing cable systems. As of the date of this Report, substantially all of the available channel capacity in the Partnership's systems is being utilized and each of such systems requires rebuilding. The rebuild program is presently estimated to require

                    ENSTAR INCOME/GROWTH PROGRAM SIX-A, L.P.


LIQUIDITY AND CAPITAL RESOURCES (CONCLUDED)


aggregate capital expenditures of approximately $3.0 million, although the majority of the total is not planned to be spent until 1998 and 1999.

         The Partnership has $4,125,000 outstanding under its term loan agreement. On December 29, 1995, the Partnership amended its term loan agreement (the "Amendment") to, among other things, extend the maturity date by twelve months from December 31, 1995 to December 31, 1996. The Amendment increases the quarterly principal payments from $125,000 in 1995 to $250,000 through September 30, 1996. The remaining balance of $3,375,000 is due on December 31, 1996. Unless the Partnership is able to refinance the term loan or negotiate an additional extension, it will be unable to repay the term loan when it is presently scheduled to mature. The Partnership made its scheduled principal payment on April 1, 1996.

         The amended term loan agreement restricts the Partnership from paying distributions to the partners during the term of the agreement. The term loan agreement also contains certain financial tests and other covenants including, among others, restrictions on incurrence of indebtedness, investments, sale of assets, acquisitions, and other covenants, defaults and conditions. The Partnership believes that it was in compliance with its debt covenants as of March 31, 1996.

         THREE MONTHS ENDED MARCH 31, 1996 AND 1995

         Operating activities provided $213,300 more cash in the three months ended March 31, 1996 than in the corresponding period of the prior year, principally due to changes in accounts receivable and prepaid expenses which provided $102,900 more cash. Increases in accounts payable and due to affiliates provided additional cash of $96,800 due to a decrease in amounts paid to the General Partner and third party creditors. Cash generated by Partnership operations increased by $13,600 in the first quarter of 1996 after adding back non-cash depreciation and amortization charges.

         The Partnership used $14,200 less cash in investing activities in the three months ended March 31, 1996 than in the corresponding 1995 quarter due to an $18,400 decrease in capital expenditures which was partially offset by a $4,200 increase in expenditures for intangible assets. Financing activities used $132,900 less cash in the first quarter of 1996 due to a $125,000 reduction in debt repayments and a decrease of $7,900 in the payment of deferred loan costs related to the Partnership's loan agreement.

         Operating income before depreciation and amortization (EBITDA) as a percentage of revenues decreased from 43.4% during the first three months of 1995 to 41.5% during the corresponding 1996 period. The decrease was primarily due to higher marketing costs and copyright fees as described above. EBITDA increased from $348,000 to $353,500, or by 1.6%, for the three months ended March 31, 1996 compared to the first three months of 1995.

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




                        ENSTAR INCOME/GROWTH PROGRAM SIX-A, L.P.

                              a GEORGIA LIMITED PARTNERSHIP
                                      (Registrant)



                                         By: ENSTAR COMMUNICATIONS CORPORATION
                                               General Partner






Date: May 9, 1996                        By:  /s/ Michael K. Menerey
                                              -----------------------
                                              Michael K. Menerey,
                                              Chief Financial Officer