Form 10-Q
period 1996-06-30
ENSTAR INCOME GROWTH PROGRAM SIX A L P
filed 1996-08-12
CIK 824778

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

/x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended          June 30, 1996

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

                         PART I - FINANCIAL INFORMATION

                    ENSTAR INCOME/GROWTH PROGRAM SIX-A, L.P.

                            CONDENSED BALANCE SHEETS


                                                                     December 31,         June 30,
                                                                        1995*               1996
                                                                     -----------        -----------
                                                                                        (unaudited)

ASSETS:
   Cash and cash equivalents                                         $   175,800        $   466,500

   Receivables, less allowance of $8,000 and
     $4,900 for possible losses                                           38,900             29,100

   Prepaid expenses and other                                             27,800             35,500

   Property, plant and equipment less accumulated depreciation
     and amortization of $3,853,700 and $4,090,400                     4,256,200          4,043,000

   Franchise cost, net of accumulated
     amortization of $8,038,900 and $8,564,800                         2,418,400          1,902,000

   Deferred loan costs and other, net                                     40,200             32,500
                                                                     -----------        -----------
                                                                     $ 6,957,300        $ 6,508,600
                                                                     ===========        ===========

                       LIABILITIES AND PARTNERSHIP CAPITAL

LIABILITIES:
   Notes payable                                                     $ 4,125,000        $ 3,875,000
   Accounts payable                                                      445,800            349,300
   Due to affiliates                                                     297,800            475,700
                                                                     -----------        -----------
         TOTAL LIABILITIES                                             4,868,600          4,700,000
                                                                     -----------        -----------

COMMITMENTS AND CONTINGENCIES

PARTNERSHIP CAPITAL (DEFICIT):
   General partners                                                     (141,800)          (144,600)
   Limited partners                                                    2,230,500          1,953,200
                                                                     -----------        -----------
         TOTAL PARTNERSHIP CAPITAL                                     2,088,700          1,808,600
                                                                     -----------        -----------

                                                                     $ 6,957,300        $ 6,508,600
                                                                     ===========        ===========




               *As presented in the audited financial statements.
            See accompanying notes to condensed financial statements.

                    ENSTAR INCOME/GROWTH PROGRAM SIX-A, L.P.

                       CONDENSED STATEMENTS OF OPERATIONS

                                                            Unaudited
                                                     -----------------------
                                                       Three months ended
                                                            June 30,
                                                     -----------------------
                                                       1995          1996
                                                     ---------    ----------

REVENUES                                             $ 820,400    $  843,600
                                                     ---------    ----------
OPERATING EXPENSES:
   Service costs                                       274,100       269,900
   General and administrative expenses                 115,200       115,800
   General Partner management fees
     and reimbursed expenses                           108,000       126,800
   Depreciation and amortization                       449,200       412,100
                                                     ---------    ----------

                                                       946,500       924,600
                                                     ---------    ----------

OPERATING LOSS                                        (126,100)      (81,000)
                                                     ---------    ----------

OTHER INCOME (EXPENSE):
   Interest income                                       7,500         3,800
   Interest expense                                    (96,700)      (73,300)
   Loss on sale of cable assets                              -        (1,000)
                                                     ---------    ----------

                                                       (89,200)      (70,500)
                                                     ---------    ----------

NET LOSS                                             $(215,300)   $ (151,500)
                                                     =========    ==========
NET LOSS PER UNIT OF LIMITED
   PARTNERSHIP INTEREST                              $   (2.67)   $    (1.88)
                                                     =========    ==========
AVERAGE LIMITED PARTNERSHIP
   UNITS OUTSTANDING DURING PERIOD                      79,818        79,818
                                                     =========    ==========





            See accompanying notes to condensed financial statements.

                    ENSTAR INCOME/GROWTH PROGRAM SIX-A, L.P.

                       CONDENSED STATEMENTS OF OPERATIONS


                                                              Unaudited
                                                     ---------------------------
                                                           Six months ended
                                                               June 30,
                                                     ---------------------------
                                                        1995             1996
                                                     ----------       ----------

REVENUES                                             $1,623,000       $1,694,900
                                                     ----------       ----------
OPERATING EXPENSES:
   Service costs                                        536,600          546,700
   General and administrative expenses                  200,600          224,700
   General Partner management fees
     and reimbursed expenses                            214,700          238,900
   Depreciation and amortization                        902,900          815,800
                                                     ----------       ----------

                                                      1,854,800        1,826,100
                                                     ----------       ----------

OPERATING LOSS                                         (231,800)        (131,200)
                                                     ----------       ----------
OTHER INCOME (EXPENSE):
   Interest income                                       13,500            7,200
   Interest expense                                    (191,600)        (155,100)
   Loss on sale of cable assets                               -           (1,000)
                                                     ----------       ----------

                                                       (178,100)        (148,900)
                                                     ----------       ----------

NET LOSS                                             $ (409,900)      $ (280,100)
                                                     ==========       ==========
NET LOSS PER UNIT OF LIMITED
   PARTNERSHIP INTEREST                              $    (5.08)      $    (3.47)
                                                     ==========       ==========
AVERAGE LIMITED PARTNERSHIP
   UNITS OUTSTANDING DURING PERIOD                       79,818           79,818
                                                     ==========       ==========



            See accompanying notes to condensed financial statements.

                    ENSTAR INCOME/GROWTH PROGRAM SIX-A, L.P.

                            STATEMENTS OF CASH FLOWS

                                                                Unaudited
                                                        ------------------------
                                                             Six months ended
                                                                 June 30,
                                                        ------------------------
                                                          1995           1996
                                                        ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                             $(409,900)     $(280,100)
   Adjustments to reconcile net loss to net cash
     provided by operating activities:
       Depreciation and amortization                      902,900        815,800
       Amortization of deferred loan costs                 18,300         10,900
       Loss on sale of cable assets                             -          1,000
       Increase (decrease) from changes in:
         Accounts receivable and prepaid expenses         (14,500)         2,100
         Accounts payable and due to affiliates           (52,800)        81,400
                                                        ---------      ---------
       NET CASH PROVIDED BY OPERATING ACTIVITIES          444,000        631,100
                                                        ---------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                   (65,800)      (101,100)
   Increase in intangible assets                          (15,000)       (17,100)
   Proceeds from sale of assets                                 -         31,500
                                                        ---------      ---------
     Net cash used in investing activities                (80,800)       (86,700)
                                                        ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Deferred loan costs                                    (11,500)        (3,700)
   Repayment of debt                                     (250,000)      (250,000)
                                                        ---------      ---------
   NET CASH USED IN FINANCING ACTIVITIES                 (261,500)      (253,700)
                                                        ---------      ---------
INCREASE IN CASH AND CASH EQUIVALENTS                     101,700        290,700

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD                                 579,200        175,800
                                                        ---------      ---------
CASH AND CASH EQUIVALENTS
   AT END OF PERIOD                                     $ 680,900      $ 466,500
                                                        =========      =========


            See accompanying notes to condensed financial statements.

                    ENSTAR INCOME/GROWTH PROGRAM SIX-A, L.P.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS


1.       INTERIM FINANCIAL STATEMENTS

         The accompanying condensed interim financial statements for the three and six months ended June 30, 1996 and 1995 are unaudited. These condensed interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Partnership's latest Annual Report on Form 10-K. In the opinion of management, such statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of such periods. The results of operations for the three and six months ended June 30, 1996 are not necessarily indicative of results for the entire year.

2.       TRANSACTIONS WITH THE GENERAL PARTNER AND AFFILIATES

         The Partnership has a management and service agreement with a wholly owned subsidiary of the Corporate General Partner (the "Manager") for a monthly management fee of 5% of revenues, excluding revenues from the sale of cable television systems or franchises. Management fees approximated $42,200 and $84,800 for the three and six months ended June 30, 1996.

         In addition to the monthly management fee described above, the Partnership reimburses the Manager for direct expenses incurred on behalf of the Partnership and for the Partnership's allocable share of operational costs associated with services provided by the Manager. All cable television properties managed by the Corporate General Partner and its subsidiary are charged a proportionate share of these expenses. Corporate office allocations and district office expenses are charged to the properties served based primarily on the respective percentage of basic subscribers or homes passed (dwelling units within a system) within the designated service areas. The total amount charged to the Partnership for these services approximated $84,600 and $154,100 for the three and six months ended June 30, 1996. Management fees and reimbursed expenses due the Corporate General Partner are non-interest bearing.

         The Partnership also receives certain system operating management services from an affiliate of the Corporate General Partner in addition to the Manager, due to the fact that there are no such employees directly employed by one of the Partnership's cable systems. The Partnership reimburses the affiliate for its allocable share of the affiliate's operational costs. The total amount charged to the Partnership for these costs approximated $14,300 and $25,200 in the three and six months ended June 30, 1996. No management fee is payable to the affiliate by the Partnership and there is no duplication of reimbursed expenses and costs paid to the Manager.

         Certain programming services have been purchased through an affiliate of the Partnership. In turn, the affiliate charges the Partnership for these costs based on an estimate of what the Partnership could negotiate for such programming services on a stand-alone basis. The Partnership paid the affiliate $176,400 and $352,600 for programming services for the three and six months ended June 30, 1996. Programming fees are included in service costs in the statements of operations for the three and six months ended June 30, 1996.

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

                    ENSTAR INCOME/GROWTH PROGRAM SIX-A, L.P.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS

INTRODUCTION

         On February 8, 1996, President Clinton signed into law the Telecommunications Act of 1996 (the "1996 Telecom Act"). This statute substantially changed the competitive and regulatory environment for telecommunications providers by significantly amending the Communications Act of 1934, including certain of the rate regulation provisions previously imposed by the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act"). Compliance with those rate regulations has had a negative impact on the Partnership's revenues and cash flow. However, in accordance with policy decisions by the Federal Communications Commission (the "FCC"), the Partnership will increase regulated service rates in the future in response to specified historical and anticipated future cost increases, although certain costs may continue to rise at a rate in excess of that which the Partnership will be permitted to pass on to its customers. The 1996 Telecom Act provides that certain of the rate regulations will be phased-out altogether in 1999. Further, the regulatory environment will continue to change pending, among other things, the outcome of legal challenges and FCC rulemaking and enforcement activity in respect of the 1992 Cable Act and the completion of a significant number of FCC rulemakings under the 1996 Telecom Act. There can be no assurance as to what, if any, future action may be taken by the FCC, Congress or any other regulatory authority or court, or the effect thereof on the Partnership's business. Accordingly, the Partnership's historic interim financial results as described below are not necessarily indicative of future performance.

         This Report includes certain forward looking statements regarding, among other things, future results of operations, regulatory requirements, competition, capital needs and general business conditions applicable to the Partnership. Such forward looking statements involve risks and uncertainties including, without limitation, the uncertainty of legislative and regulatory changes and the rapid developments in the competitive environment facing cable television operators such as the Partnership. In addition to the information provided herein, reference is made to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1995 for additional information regarding such matters and the effect thereof on the Partnership's business.

RESULTS OF OPERATIONS

         The Partnership's revenues increased from $820,400 to $843,600, or by 2.8%, and from $1,623,000 to $1,694,900, or by 4.4%, for the three and six months ended June 30, 1996 as compared to the corresponding periods in 1995. Of the $23,200 increase in revenues for the three months ended June 30, 1996 as compared to the corresponding period in 1995, $50,000 was due to increases in regulated service rates that were implemented by the Partnership in the second quarter in each of 1995 and 1996 and $6,700 was due to an increase in other revenue producing items. These increases were partially offset by a decrease of $33,500 due to decreases in the number of subscriptions for services. Of the $71,900 increase in revenues for the six months ended June 30, 1996 as compared to the corresponding period in 1995, $73,100 was due to increases in regulated service rates that were implemented by the Partnership as discussed above and $22,500 was due to increases in other revenue producing items. These increases were partially offset by a decrease of $23,700 due to decreases in the number of subscriptions for services. As of June 30, 1996, the Partnership had approximately 9,800 homes subscribing to cable service and 3,100 premium service units.

                    ENSTAR INCOME/GROWTH PROGRAM SIX-A, L.P.

         Service costs decreased from $274,100 to $269,900, or by 1.5%, for the quarter ending June 30, 1996 and increased from $536,600 to $546,700, or by 1.9%, for the six months ended June 30, 1996 as compared to the corresponding periods in 1995. Service costs represent costs directly attributable to providing cable services to customers. Of the $4,200 decrease in service costs for the three months ended June 30, 1996 as compared to the corresponding period in 1995, $6,200 related to decreases in programming expense, $5,500 was due to an increase in capitalization of labor and overhead expense due to more capital projects during the quarter ended June 30, 1996 and $2,000 was due to a decrease in personnel costs. These decreases were partially offset by a $6,900 increase in copyright fees and franchise fees, which resulted from revenue increases as described above. Of the $10,100 increase in service costs for the six months ended June 30, 1996 as compared to the corresponding period in 1995, $14,400 was partially due to an increase in copyright fees and franchise fees, which resulted from revenue increases as described above, and $3,800 related to increases in system power costs. These increases were partially offset by a $6,900 decrease in programming expense and a $3,200 increase in capitalization of labor and overhead expense due to more capital projects in the first six months of 1996. The decrease in programming expense was primarily attributable to a decrease in pay TV subscribers during the three and six months ended June 30, 1996.

         General and administrative expenses remained relatively unchanged increasing from $115,200 to $115,800 (less than one-percent) for the quarter ended June 30, 1996 compared to the corresponding period in 1995. General and administrative expenses increased from $200,600 to $224,700, or by 12.0%, for the six months ended June 30, 1996 as compared to the corresponding period in 1995. Of the $24,100 increase for the six months ended June 30, 1996 as compared to the corresponding period in 1995, $12,700 was due to an increase in bad debt expense, $9,700 was due to an increase in expenses allocated by an affiliate of the Corporate General Partner that provides system operating management services to the Partnership, $7,700 was due to an increase in marketing expense and $7,100 was due to higher insurance premiums. These increases were partially offset by a $7,800 increase in capitalization of labor and overhead expense due to a greater number of capital projects in the 1996 period and a $3,900 decrease in customer billing expense.

         Management fees and reimbursed expenses increased from $108,000 to $126,800, or by 17.4%, and from $214,700 to $238,900, or by 11.3%, for the three and six months ended June 30, 1996 as compared to the corresponding periods in 1995. Reimbursable expenses increased by $17,600 and $20,500 for the three and six months ended June 30, 1996 from the comparable periods in 1995, primarily due to higher allocated personnel costs, office rent and professional fees. Management fees increased by $1,200 and $3,700 for the three and six months ended June 30, 1996 from the corresponding 1995 periods in direct relation to increased revenues as described above.

         Depreciation and amortization expense decreased from $449,200 to $412,100, or by 8.3%, and from $902,900 to $815,800, or by 9.7%, for the three and six months ended June 30, 1996 as compared to the corresponding periods in 1995 primarily due to the effect of certain plant assets becoming fully depreciated and certain intangible assets becoming fully amortized in 1995.

         Operating loss decreased from $126,100 to $81,000, or by 35.8%, and from $231,800 to $131,200, or by 43.4%, for the three and six months ended June 30, 1996 as compared to the corresponding periods in 1995, principally due to decreased depreciation and amortization and increased revenues as described above.

                    ENSTAR INCOME/GROWTH PROGRAM SIX-A, L.P.


RESULTS OF OPERATIONS (CONCLUDED)

         Interest expense decreased from $96,700 to $73,300, or by 24.2%, and from $191,600 to $155,100, or by 19.1%, for the three and six months ended June 30, 1996 as compared to the corresponding periods in 1995 due to a decrease in average borrowings from $4,498,600 and $4,558,700 in the three and six months ended June 30, 1995 to $3,875,000 and $4,000,000 during the corresponding 1996 periods. The three months' decrease in interest expense was also due to lower applicable interest rates during the 1996 quarter (6.6% for the three months ended June 30, 1996 versus 7.5% for the June quarter in 1995).

         Due to the factors described above, the Partnership's net loss decreased from $215,300 to $151,500, or by 29.6%, and from $409,900 to $280,100, or by 31.7%, for the three and six months ended June 30, 1996 as compared to the corresponding periods in 1995.

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

         The Partnership has $3,875,000 outstanding under its term loan agreement. On December 29, 1995, the Partnership amended its term loan agreement (the "Amendment") to, among other things, extend the maturity date by twelve months from December 31, 1995 to December 31, 1996. The Amendment increases the quarterly principal payments from $125,000 in 1995 to $250,000 through September 30, 1996. The remaining balance of $3,375,000 is due on December 31, 1996. Unless the Partnership is able to refinance the term loan or negotiate an additional extension, it will be unable to repay the term loan when it is presently scheduled to mature. The Partnership made its first and second scheduled principal repayments under the amended agreement on April 1, 1996 and July 1, 1996, respectively.

         The amended term loan agreement restricts the Partnership from paying distributions to the partners during the term of the agreement. The term loan agreement also contains certain financial tests and other covenants including, among others, restrictions on incurrence of indebtedness, investments, sale of assets, acquisitions, and other covenants, defaults and conditions. The Partnership believes that it was in compliance with its debt covenants as of June 30, 1996.

                    ENSTAR INCOME/GROWTH PROGRAM SIX-A, L.P.


LIQUIDITY AND CAPITAL RESOURCES (CONCLUDED)

         SIX MONTHS ENDED JUNE 30, 1996 AND 1995

         Operating activities provided $187,100 more cash in the six months ended June 30, 1996 than in the comparable period in 1995. Changes in accounts payable and due to affiliates provided $134,200 more cash due to an increase in amounts owed to the Corporate General Partner and third-party creditors. Partnership operations generated $36,300 more cash during the 1996 six-month period after adding back non-cash depreciation and amortization charges and a loss on sale of cable assets. Decreases in accounts receivable balances and other assets provided $16,600 more cash in the first six months of 1996 than in the corresponding period in 1995.

         The Partnership used $5,900 more cash in investing activities in the six months ended June 30, 1996 than in the corresponding 1995 period due to a $35,300 increase in capital expenditures and a $2,100 increase in expenditures for intangible assets. Increased use of cash was partially offset by $31,500 in proceeds from the sale of certain cable assets during the six months ended June 30, 1996. Financing activities used $7,800 less cash in the six months ended June 30, 1996 due to a decrease in the payment of deferred loan costs related to the Partnership's loan agreement.

         Operating income before depreciation and amortization (EBITDA) as a percentage of revenues decreased from 39.4% in the second quarter of 1995 to 39.2% in the second quarter of 1996. EBITDA as a percentage of revenues decreased from 41.3% during the first six months of 1995 to 40.4% in the comparable 1996 period. The three and six months' decreases were caused by greater reimbursable expenses allocated by the Corporate General Partner as described above. EBITDA increased from $323,100 to $331,100, or by 2.5%, during the three months ended June 30, 1996 compared to the corresponding period in 1995. EBITDA increased from $671,100 to $684,600, or by 2.0%, during the first six months of 1996 compared to the first six months of 1995.

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

                               ENSTAR INCOME/GROWTH PROGRAM SIX-A, L.P.

                                     a GEORGIA LIMITED PARTNERSHIP
                                     -----------------------------
                                             (Registrant)




                                           By: ENSTAR COMMUNICATIONS CORPORATION
                                               General Partner





Date: August 7, 1996                       By:  /s/ Michael K. Menerey
                                                --------------------------------
                                                Michael K. Menerey,
                                                Chief Financial Officer