Form 10-Q
period 1996-09-30
ENSTAR INCOME GROWTH PROGRAM SIX A L P
filed 1996-11-13
CIK 824778

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                  ____________________________________________

                                   FORM 10-Q


(MARK ONE)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  September 30, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _________________


                       Commission file number   0-17687

  Enstar Income/Growth Program Six-A, L.P.
-------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

             Georgia                                     58-1755230
-------------------------------------------------------------------------------
(STATE OR OTHER JURISDICTION              (I.R.S. EMPLOYER IDENTIFICATION NO.)
OF INCORPORATION OR ORGANIZATION)

  10900 Wilshire Boulevard, 15th Floor, Los Angeles, CA     90024
-------------------------------------------------------------------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                 (ZIP CODE)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE  (310) 824-9990

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

                            CONDENSED BALANCE SHEETS

                   =========================================

                                                                          December 31,             September 30,
                                                                             1995*                     1996
                                                                         -------------            -------------
                                                                                                   (unaudited)
 ASSETS:
         Cash and cash equivalents                                       $     175,800            $      89,200

         Receivables, less allowance of $8,000 and
           $3,700 for possible losses                                           38,900                   22,900

         Prepaid expenses and other                                             27,800                   27,900

         Property, plant and equipment less accumulated depreciation
           and amortization of $3,853,700 and $4,227,400                     4,256,200                3,972,300

         Franchise cost, net of accumulated
           amortization of $8,038,900 and $8,743,000                         2,418,400                1,727,100

         Deferred loan costs and other, net                                     40,200                   24,300
                                                                         -------------            -------------
                                                                         $   6,957,300            $   5,863,700
                                                                         =============            =============

                                            LIABILITIES AND PARTNERSHIP CAPITAL


 LIABILITIES:
         Notes payable                                                  $    4,125,000            $   3,375,000
         Accounts payable                                                      445,800                  364,100
         Due to affiliates                                                     297,800                  413,700
                                                                         -------------            -------------
         TOTAL LIABILITIES                                                   4,868,600                4,152,800
                                                                         -------------            -------------
 COMMITMENTS AND CONTINGENCIES

 PARTNERSHIP CAPITAL (DEFICIT):
         General partners                                                     (141,800)                (145,600)
         Limited partners                                                    2,230,500                1,856,500
                                                                         -------------            -------------
         TOTAL PARTNERSHIP CAPITAL                                           2,088,700                1,710,900
                                                                         -------------            -------------
                                                                         $   6,957,300            $   5,863,700
                                                                         =============            =============


               *As presented in the audited financial statements.
           See accompanying notes to condensed financial statements.

                    ENSTAR INCOME/GROWTH PROGRAM SIX-A, L.P.

                       CONDENSED STATEMENTS OF OPERATIONS

                    ========================================

                                                                                        Unaudited
                                                                            --------------------------------
                                                                                    Three months ended
                                                                                      September 30,
                                                                            --------------------------------
                                                                                1995                1996
                                                                            ------------        ------------
 REVENUES                                                                   $    817,600        $    832,200
                                                                            ------------        ------------
 OPERATING EXPENSES:
   Service costs                                                                 256,700             304,000
   General and administrative expenses                                            95,800              91,900
   General Partner management fees
     and reimbursed expenses                                                     118,800             130,300
   Depreciation and amortization                                                 463,800             335,300
                                                                            ------------        ------------
                                                                                 935,100             861,500
                                                                            ------------        ------------
 OPERATING LOSS                                                                 (117,500)            (29,300)
                                                                            ------------        ------------
 OTHER INCOME (EXPENSE):
   Interest income                                                                 6,700               2,500
   Interest expense                                                              (84,800)            (70,900)
                                                                            ------------        ------------
                                                                                 (78,100)            (68,400)
                                                                            ------------        ------------
 NET LOSS                                                                   $   (195,600)       $    (97,700)
                                                                            ============        ============
 NET LOSS PER UNIT OF LIMITED
   PARTNERSHIP INTEREST                                                     $      (2.43)       $      (1.21)
                                                                            ============        ============
 AVERAGE LIMITED PARTNERSHIP
   UNITS OUTSTANDING DURING PERIOD                                                79,818              79,818
                                                                            ============        ============


           See accompanying notes to condensed financial statements.

                    ENSTAR INCOME/GROWTH PROGRAM SIX-A, L.P.

                       CONDENSED STATEMENTS OF OPERATIONS

                    ========================================

                                                                                        Unaudited
                                                                            --------------------------------
                                                                                    Nine months ended
                                                                                      September 30,
                                                                            --------------------------------
                                                                                1995                1996
                                                                            ------------        ------------
 REVENUES                                                                   $  2,440,600        $  2,527,100
                                                                            ------------        ------------

 OPERATING EXPENSES:
         Service costs                                                           793,300             850,700
         General and administrative expenses                                     296,400             316,600
         General Partner management fees
           and reimbursed expenses                                               333,500             369,200
         Depreciation and amortization                                         1,366,700           1,151,100
                                                                            ------------        ------------
                                                                               2,789,900           2,687,600
                                                                            ------------        ------------
 OPERATING LOSS                                                                 (349,300)           (160,500)
                                                                            ------------        ------------
 OTHER INCOME (EXPENSE):
         Interest income                                                          20,200               9,700
         Interest expense                                                       (276,400)           (226,000)
         Loss on sale of cable assets                                                  -              (1,000)
                                                                            ------------        ------------
                                                                                (256,200)           (217,300)
                                                                            ------------        ------------
 NET LOSS                                                                   $   (605,500)       $   (377,800)
                                                                            ============        ============
 NET LOSS PER UNIT OF LIMITED
         PARTNERSHIP INTEREST                                               $      (7.51)       $      (4.69)
                                                                            ============        ============
 AVERAGE LIMITED PARTNERSHIP
         UNITS OUTSTANDING DURING PERIOD                                          79,818              79,818
                                                                            ============        ============


           See accompanying notes to condensed financial statements.

                    ENSTAR INCOME/GROWTH PROGRAM SIX-A, L.P.

                            STATEMENTS OF CASH FLOWS
                    ========================================

                                                                                       Unaudited
                                                                             -----------------------------
                                                                                   Nine months ended
                                                                                     September 30,
                                                                             -----------------------------
                                                                             1995                     1996
                                                                             ----                     ----
 CASH FLOWS FROM OPERATING ACTIVITIES:
               Net loss                                                   $ (605,500)              $ (377,800)
               Adjustments to reconcile net loss to net cash
                 provided by operating activities:
                   Depreciation and amortization                           1,366,700                1,151,100
                   Amortization of deferred loan costs                        19,700                   16,100
                   Loss on sale of cable assets                                                         1,000
                   Increase (decrease) from changes in:
                     Accounts receivable and prepaid expenses                (41,100)                  15,900
                     Accounts payable and due to affiliates                  261,000                   34,200
                                                                          ----------               ----------
               Net cash provided by operating activities                   1,000,800                  840,500
                                                                          ----------               ----------
 CASH FLOWS FROM INVESTING ACTIVITIES:
               Capital expenditures                                         (677,300)                (184,200)
               Increase in intangible assets                                 (19,600)                 (20,700)
               Proceeds from sale of assets                                                            31,500
                                                                          ----------               ----------
               Net cash used in investing activities                        (696,900)                (173,400)
                                                                          ----------               ----------
 CASH FLOWS FROM FINANCING ACTIVITIES:
               Deferred loan costs                                           (14,300)                  (3,700)
               Repayment of debt                                            (375,000)                (750,000)
                                                                          ----------               ----------
               Net cash used in financing activities                        (389,300)                (753,700)
                                                                          ----------               ----------
 DECREASE IN CASH AND CASH EQUIVALENTS                                       (85,400)                 (86,600)

 CASH AND CASH EQUIVALENTS
               AT BEGINNING OF PERIOD                                        579,200                  175,800
                                                                          ----------               ----------
 CASH AND CASH EQUIVALENTS
               AT END OF PERIOD                                           $  493,800               $   89,200
                                                                          ==========               ==========


           See accompanying notes to condensed financial statements.

                    ENSTAR INCOME/GROWTH PROGRAM SIX-A, L.P.

                    NOTES TO CONDENSED FINANCIAL STATEMENTS

                    =======================================

1.       INTERIM FINANCIAL STATEMENTS

                 The accompanying condensed interim financial statements for the three and nine months ended September 30, 1996 and 1995 are unaudited. These condensed interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Partnership's latest Annual Report on Form 10-K. In the opinion of management, such statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of such periods. The results of operations for the three and nine months ended September 30, 1996 are not necessarily indicative of results for the entire year.


2.       TRANSACTIONS WITH THE CORPORATE GENERAL PARTNER AND AFFILIATES

                 The Partnership has a management and service agreement with a wholly owned subsidiary of the Corporate General Partner (the "Manager") for a monthly management fee of 5% of revenues, excluding revenues from the sale of cable television systems or franchises. Management fees approximated $41,600 and $126,400 for the three and nine months ended September 30, 1996.

                 In addition to the monthly management fee described above, the Partnership reimburses the Manager for direct expenses incurred on behalf of the Partnership and for the Partnership's allocable share of operational costs associated with services provided by the Manager. All cable television properties managed by the Corporate General Partner and its subsidiary are charged a proportionate share of these expenses. Corporate office allocations and district office expenses are charged to the properties served based primarily on the respective percentage of basic subscribers or homes passed (dwelling units within a system) within the designated service areas. The total amount charged to the Partnership for these services approximated $88,700 and $242,800 for the three and nine months ended September 30, 1996. Management fees and reimbursed expenses due the Corporate General Partner are non-interest bearing.

                 The Partnership also receives certain system operating management services from an affiliate of the Corporate General Partner in addition to the Manager, due to the fact that there are no such employees directly employed by one of the Partnership's cable systems. The Partnership reimburses the affiliate for its allocable share of the affiliate's operational costs. The total amount charged to the Partnership for these costs approximated $7,200 and $32,400 in the three and nine months ended September 30, 1996. No management fee is payable to the affiliate by the Partnership and there is no duplication of reimbursed expenses and costs paid to the Manager.

                 Certain programming services have been purchased through an affiliate of the Partnership. In turn, the affiliate charges the Partnership for these costs based on an estimate of what the Partnership could negotiate for such programming services on a stand-alone basis. The Partnership paid the affiliate $189,000 and $541,600 for programming services for the three and nine months ended September 30, 1996. Programming fees are included in service costs in the statements of operations for the three and nine months ended September 30, 1996.

                    ENSTAR INCOME/GROWTH PROGRAM SIX-A, L.P.

                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (CONCLUDED)

                    =======================================

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

                 This Report includes certain forward looking statements regarding, among other things, future results of operations, regulatory requirements, competition, capital needs, the possible sale of assets by the Partnership and general business conditions applicable to the Partnership. Such forward looking statements involve risks and uncertainties including, without limitation, the uncertainty of legislative and regulatory changes and the rapid developments in the competitive environment facing cable television operators such as the Partnership. In addition to the information provided herein, reference is made to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1995 for additional information regarding such matters and the effect thereof on the Partnership's business.

RESULTS OF OPERATIONS

                 The Partnership's revenues increased from $817,600 to $832,200, or by 1.8%, and from $2,440,600 to $2,527,100, or by 3.5%, for the three and nine months ended September 30, 1996 as compared to the corresponding periods in 1995. Of the $14,600 increase in revenues for the three months ended September 30, 1996 as compared to the corresponding period in 1995, $42,300 was due to increases in regulated service rates that were implemented by the Partnership in the second quarter of 1996 and $19,500 due to the restructuring of The Disney Channel from a premium channel to a tier channel effective July 1, 1996. These increases were largely offset by a decrease of $45,500 due to decreases in the number of subscriptions for basic and premium services. Of the $86,500 increase in revenues for the nine months ended September 30, 1996 as compared to the corresponding period in 1995, $106,800 was due to increases in regulated service rates that were implemented by the Partnership in the second quarter in each of 1995 and 1996, $20,800 was due to an increase in other revenue producing items and $19,500 due to the restructuring

                    ENSTAR INCOME/GROWTH PROGRAM SIX-A, L.P.

of The Disney Channel discussed above. These increases were partially offset by a decrease of $60,600 due to decreases in the number of subscriptions for basic and premium services. As of September 30, 1996, the Partnership had approximately 9,700 homes subscribing to cable service and 2,800 premium service units. The decrease of 300 premium units from June 30, 1996 was primarily due to approximately 280 Disney premium units that became tier subscriptions under the restructuring discussed above.

                 Service costs increased from $256,700 to $304,000, or by 18.4%, and from $793,300 to $850,700, or by 7.2%, for the three and nine months ended September 30, 1996 as compared to the corresponding periods in 1995. Service costs represent costs directly attributable to providing cable services to customers. Of the $47,300 increase in service costs for the three months ended September 30, 1996 as compared to the corresponding period in 1995, $19,100 was due to a decrease in capitalization of labor and overhead expense due to fewer capital projects during the quarter ended September 30, 1996, $18,900 was due to an increase in copyright fees and $11,000 was due to an increase in programming fees (including primary satellite fees). Of the $57,400 increase in service costs for the nine months ended September 30, 1996 as compared to the corresponding period in 1995, $35,700 was due to an increase in copyright fees and franchise fees, which resulted from revenue increases as described above, and $15,900 was due to a decrease in capitalization of labor and overhead expense during the first nine months of 1996. The increase in programming fees during the three months ended September 30, 1996 included a $4,800 increase related to the restructuring of The Disney Channel discussed above.

                 General and administrative expenses decreased from $95,800 to $91,900, or by 4.1%, for the three months ended September 30, 1996 and increased from $296,400 to $316,600, or by 6.8%, for the nine months ended September 30, 1996 as compared to the corresponding periods in 1995. Of the $3,900 decrease for the three months ended September 30, 1996 as compared to the corresponding period in 1995, $8,100 was due to a decrease in bad debt expense, which was partially offset by a $5,900 increase in marketing expense. Of the $20,200 increase for the nine months ended September 30, 1996 as compared to the corresponding period in 1995, $13,600 was due to an increase in marketing expense, $9,700 was due to an increase in expenses allocated by an affiliate of the Corporate General Partner that provides system operating management services to the Partnership and $5,900 was due to an increase in office rent expense. These increases were partially offset by a $10,500 decrease in customer billing expense.

                 Management fees and reimbursed expenses increased from $118,800 to $130,300, or by 9.7%, and from $333,500 to $369,200, or by 10.7%, for the three and nine months ended September 30, 1996 as compared to the corresponding periods in 1995. Reimbursable expenses increased by $10,800 and $31,300 for the three and nine months ended September 30, 1996 from the comparable periods in 1995, primarily due to higher allocated personnel costs and professional service fees. Management fees increased by $700 and $4,400 for the three and nine months ended September 30, 1996 from the corresponding 1995 periods in direct relation to increased revenues as described above.

                 Depreciation and amortization expense decreased from $463,800 to $335,300, or by 27.7%, and from $1,366,700 to $1,151,100, or by 15.8%, for the three and nine months ended September 30, 1996 as compared to the corresponding periods in 1995 primarily due to the effect of certain plant assets becoming fully depreciated and certain intangible assets becoming fully amortized in 1995.

                    ENSTAR INCOME/GROWTH PROGRAM SIX-A, L.P.

RESULTS OF OPERATIONS (CONCLUDED)

                 Operating loss decreased from $117,500 to $29,300, or by 75.1%, and from $349,300 to $160,500, or by 54.1%, for the three and nine months ended September 30, 1996 as compared to the corresponding periods in 1995, principally due to decreased depreciation and amortization.

                 Interest expense decreased from $84,800 to $70,900, or by 16.4%, and from $276,400 to $226,000, or by 18.2%, for the three and nine months ended September 30, 1996 as compared to the corresponding periods in 1995 due to a decrease in average borrowings from $4,372,300 and $4,495,900 in the three and nine months ended September 30, 1995 to $3,662,300 and $3,873,200
during the corresponding 1996 periods.   The three months' decrease in interest
expense was also due to lower applicable interest rates during the 1996 quarter (6.7% for the three months ended September 30, 1996 versus 7.2% for the September quarter in 1995).

                 Due to the factors described above, the Partnership's net loss decreased from $195,600 to $97,700, or by 50.1%, and from $605,500 to $377,800, or by 37.6%, for the three and nine months ended September 30, 1996 as compared to the corresponding periods in 1995.


LIQUIDITY AND CAPITAL RESOURCES

                 The FCC's amended rate regulation rules were implemented during the quarter ended September 30, 1994. Compliance with these rules has had a negative impact on the Partnership's revenues and cash flow.

                 The Partnership's primary objective, having invested its net offering proceeds in cable systems, is to distribute to its partners all available cash flow from operations and proceeds from the sale of cable systems, if any, after providing for expenses, debt service and capital requirements relating to the expansion, improvement and upgrade of its cable systems. The Partnership currently relies exclusively on the availability of cash generated from operations to fund its ongoing expenses, debt service and capital requirements. In general, these requirements involve expansion, improvement and upgrade of the Partnership's existing cable systems, and are projected to be $119,000 for 1996, excluding any rebuilds. As of the date of this Report, substantially all of the available channel capacity in the Partnership's systems is being utilized and each of such systems requires rebuilding. The rebuild program is presently estimated to require aggregate capital expenditures of approximately $3.0 million, although the majority of the total is not planned to be spent until 1998 and 1999.

                 The Partnership has $3,875,000 outstanding under its term loan agreement. On December 29, 1995, the Partnership amended its term loan agreement (the "Amendment") to, among other things, extend the maturity date by twelve months from December 31, 1995 to December 31, 1996. The Amendment increased the quarterly principal payments from $125,000 in 1995 to $250,000 through September 30, 1996. The remaining balance of $3,375,000 is due on December 31, 1996. Unless the Partnership is able to refinance the term loan or negotiate an additional extension, it will be unable to repay the term loan when it is presently scheduled to mature. The Partnership has received assurances from its lender that the loan will be extended, and anticipates the execution of an amendment to reflect that in the fourth quarter of 1996. The Partnership made its scheduled 1996 principal repayments under the amended agreement on April 1, 1996, July 1, 1996 and September 30, 1996.

                    ENSTAR INCOME/GROWTH PROGRAM SIX-A, L.P.

LIQUIDITY AND CAPITAL RESOURCES (CONCLUDED)

                 The amended term loan agreement restricts the Partnership from paying distributions to the partners during the term of the agreement. The term loan agreement also contains certain financial tests and other covenants including, among others, restrictions on incurrence of indebtedness, investments, sale of assets, acquisitions, and other covenants, defaults and conditions. The Partnership believes that it was in compliance with its debt covenants as of September 30, 1996.

                 NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

                 Operating activities used $160,300 more cash in the nine months ended September 30, 1996 than in the comparable period in 1995. Changes in accounts payable and due to affiliates used $226,800 more cash due to an increase in the payment of amounts owed to the Corporate General Partner and third-party creditors. Partnership operations generated $9,500 more cash during the 1996 nine-month period after adding back non-cash depreciation and amortization charges and a loss on sale of cable assets. Decreases in accounts receivable balances and other assets provided $57,000 more cash in the first nine months of 1996 than in the corresponding period in 1995.

                 The Partnership used $523,500 less cash in investing activities in the nine months ended September 30, 1996 than in the corresponding 1995 period due to a $493,100 decrease in capital expenditures and $31,500 in proceeds from the sale of certain cable assets. Financing activities used $364,400 more cash in the nine months ended September 30, 1996 due to an increase of $375,000 in the repayment of the Partnership's note payable, which was partially offset by a decrease of $10,600 in the payment of deferred loan costs related to the Partnership's loan agreement.

                 Operating income before depreciation and amortization (EBITDA) as a percentage of revenues decreased from 42.4% in the third quarter of 1995 to 36.8% in the third quarter of 1996. EBITDA as a percentage of revenues decreased from 41.7% during the first nine months of 1995 to 39.2% in the
comparable 1996 period.   The three and nine months' decreases were caused by
greater reimbursable expenses allocated by the Corporate General Partner, increased copyright fees and decreased capitalization of labor and overhead costs as described above. EBITDA decreased from $346,300 to $306,000, or by 11.6%, during the three months ended September 30, 1996 compared to the corresponding period in 1995. EBITDA decreased from $1,017,400 to $990,600, or by 2.6%, during the first nine months of 1996 compared to the first nine months of 1995.

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


                                 By: ENSTAR COMMUNICATIONS CORPORATION
                                 General Partner





Date:  November 12, 1996         By:  /s/ Michael K. Menerey
                                     ------------------------------
                                      Michael K. Menerey,
                                      Chief Financial Officer