Form 10-K405
period 1996-12-31
ENSTAR INCOME GROWTH PROGRAM SIX A L P
filed 1997-03-27
CIK 824778

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                       OR

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
        SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ___________ to__________

                       Commission File Number:  0-17687

                    ENSTAR INCOME/GROWTH PROGRAM SIX-A, L.P.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

           GEORGIA                                          58-1755230
-------------------------------                 -------------------------------
  (State or other jurisdiction of                        (I.R.S. Employer
  incorporation or organization)                      Identification Number)

10900 WILSHIRE BOULEVARD - 15TH FLOOR
    LOS ANGELES, CALIFORNIA                                  90024
-------------------------------------           -------------------------------
(Address of principal executive offices                   (Zip Code)


Registrant's telephone number, including area code:      (310) 824-9990
                                                   ----------------------------

Securities registered pursuant to Section 12 (b) of the Act:      NONE

Securities registered pursuant to Section 12 (b) of the Act:


                                                Name of each exchange
      Title of Each Class:                       on which registered
      --------------------                       -------------------

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

Yes    X   No
    ------   ------

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

===============================================================================
                   The Exhibit Index is located at Page E-1.

                                     PART I

ITEM 1.          BUSINESS

INTRODUCTION

         Enstar Income/Growth Program Six-A, L.P., a Georgia limited partnership (the "Partnership"), is engaged in the ownership, operation and development, and, when appropriate, sale or other disposition, of cable television systems in small to medium-sized communities. The Partnership was formed on September 23, 1987. The general partners of the Partnership are Enstar Communications Corporation, a Georgia corporation (the "Corporate General Partner"), and Robert T. Graff, Jr. (the "Individual General Partner" and, together with the Corporate General Partner, the "General Partners"). On September 30, 1988, ownership of the Corporate General Partner was acquired by Falcon Cablevision, a California limited partnership that has been engaged in the ownership and operation of cable television systems since 1984 ("Falcon Cablevision"). The general partner of Falcon Cablevision is Falcon Holding Group, L.P. ("FHGLP"), which provides certain management services to the Partnership. The general partner of FHGLP is Falcon Holding Group, Inc., a California corporation ("FHGI"). See Item 13., "Certain Relationships and Related Transactions." The General Partner, FHGLP and affiliated companies are responsible for the day to day management of the Partnership and its operations. See "Employees" below.

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

         The Partnership's cable television systems, (the "systems") offer customers various levels (or "tiers") of cable services consisting of broadcast television signals of local network, independent and educational stations, a limited number of television signals from so-called "super stations" originating from distant cities (such as WTBS and WGN), various satellite-delivered, non-broadcast channels (such as Cable News Network ("CNN"), MTV: Music Television ("MTV"), the USA Network ("USA"), ESPN, Turner Network Television ("TNT") and The Disney Channel), programming originated locally by the cable television system (such as public, educational and governmental access programs) and informational displays featuring news, weather, stock market and financial reports and public service announcements.
A number of the satellite services are also offered in certain packages. For an extra monthly charge, the systems also offer "premium" television services to their customers. These services (such as Home Box Office ("HBO"), Showtime and selected regional sports networks) are satellite channels that consist principally of feature films, live sporting events, concerts and other special entertainment features, usually presented without commercial interruption. See "Legislation and Regulation."

         A customer generally pays an initial installation charge and fixed monthly fees for basic, expanded basic, other tiers of satellite services and premium programming services. Such monthly service fees constitute the primary source of revenues for the systems. In addition to customer revenues, the systems receive revenue from additional fees paid by customers for pay-per-view programming of movies and special events and from the sale of available advertising spots on advertiser-supported programming. The systems also offer to their customers home shopping services, which pay the systems a share of revenues from sales of products in the systems' service areas, in addition to paying the systems a separate fee in return for carrying their shopping service. Certain other new channels have also recently offered the cable systems managed by FHGLP, including those of the Partnership, fees in return for carrying their service. Due to a lack of channel capacity available for adding new channels in certain of its systems, the Partnership's management cannot predict the impact of such potential payments on the Partnership's business. See Item 7., "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

         The Partnership began its cable television business operations in January 1989 with the acquisition of two cable television systems that provide service to customers in and around the municipalities of Dyer, Tennessee. During March 1989, the Partnership expanded its cable operations by acquiring certain cable television systems providing service to customers in and around the municipalities of Flora and Salem, Illinois. During October 1989, the Partnership expanded its operations by acquiring a cable television system providing service to customers in and around the communities of Farmersville and Raymond, Illinois. As of December 31, 1996, the Partnership served approximately 9,500 homes subscribing to cable services. The Partnership does not expect to make any additional material acquisitions during the remaining term of the Partnership.

         FHGLP receives a management fee and reimbursement of expenses from the Corporate General Partner for managing the Partnership's cable television operations. See Item 11., "Executive Compensation."

         The Chief Executive Officer of FHGLP is Marc B. Nathanson. Mr. Nathanson has managed FHGLP or its predecessors since 1975. Mr. Nathanson is a veteran of more than 27 years in the cable industry and, prior to forming FHGLP's predecessors, held several key executive positions with some of the nation's largest cable television companies. The principal executive offices of the Partnership, the Corporate General Partner and FHGLP are located at 10900 Wilshire Boulevard, 15th Floor, Los Angeles, California 90024, and their telephone number is (310) 824-9990. See Item 10., "Directors and Executive Officers of the Registrant."

BUSINESS STRATEGY

         Historically, the Partnership has followed a systematic approach to acquiring, operating and developing cable television systems based on the primary goal of increasing operating cash flow while maintaining the quality of services offered by its cable television systems. The Partnership's business strategy has focused on serving small to medium-sized communities. The Partnership believes that given a similar technical profile, its cable television systems generally involve less risk of increased competition than systems in large urban cities. In the Partnership's markets, consumers have access to only a limited number of over-the-air broadcast television signals. In addition, these markets typically offer fewer competing entertainment alternatives than large cities. As a result, the Partnership's cable television systems generally have a more stable customer base than systems in large cities. Nonetheless, the Partnership believes that all cable operators will face increased competition in the future from alternative providers of multi-channel video programming services. See "Competition."

         Adoption of rules implementing certain provisions of the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act") by the Federal Communications Commission (the "FCC") has had a negative impact on the Partnership's revenues and cash flow. These rules are subject to further amendment to give effect to the Telecommunications Act of 1996 (the "1996 Telecom Act"). See "Legislation and Regulation" and Item 7., "Management's Discussion and Analysis of Financial Condition and Results of Operations."

         Clustering

         The Partnership has sought to acquire cable television operations in communities that are proximate to other owned or affiliated systems in order to achieve the economies of scale and operating efficiencies associated with regional "clusters." The Partnership believes clustering can reduce marketing and personnel costs and can also reduce capital expenditures in cases where cable service can be delivered through a central headend reception facility.

         Capital Expenditures

         As noted in "Technological Developments," 74% of the Partnership's customers are served by systems that have almost no available channel capacity with which to add new channels or to further expand their use of pay-per-view offerings to customers. As a result, significant amounts of capital for future upgrades will be required in order to increase available channel capacity, improve quality of service and facilitate the expansion of new services such as advertising, pay-per-view, new unregulated tiers of satellite-delivered services and home shopping, so that the systems remain competitive within the industry.

         The Partnership's management has selected a technical standard that incorporates a 750 MHz fiber to the feeder architecture for the majority of all its systems that are to be rebuilt. A system built to a 750 MHz standard can provide approximately 95 channels of analog service. Such a system will also permit the introduction of high speed data transmission and telephony services in the future after incurring incremental capital expenditures related to these services.

         The Partnership's future capital expenditure plans are, however, all subject to the availability of adequate capital on terms satisfactory to the Partnership, of which there can be no assurance. As discussed in prior reports, the Partnership postponed a number of rebuild and upgrade projects that were planned for 1994, 1995 and 1996 because of the uncertainty related to implementation of the 1992 Cable Act and the negative impact thereof on the Partnership's business and access to capital. As a result, the Partnership's systems will be significantly less technically advanced than had been expected prior to the implementation of re-regulation. The Partnership believes that the delays in upgrading its systems will, under present market conditions, most likely have an adverse effect on the value of those systems compared to systems that have been rebuilt to a higher technical standard. See "Legislation and Regulation" and Item 7., "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

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

         Marketing

         The Partnership has made substantial changes in the way in which it packages and sells its services and equipment in the course of its implementation of the FCC's rate regulations promulgated under the 1992 Cable Act. Historically, the Partnership had offered programming packages in its systems. These packages combined services at a lower rate than the aggregate rates for such services purchased individually on an "a la carte" basis. The new rules require that charges for cable-related equipment (e.g., converter boxes and remote control devices) and installation services be unbundled from the provision of cable service and based upon actual costs plus a reasonable profit. On November 10, 1994, the FCC announced the adoption of further significant amendments to its rules. One amendment allows cable operators to create new tiers of program services which the FCC has chosen to exclude from rate regulation, so long as the programming is new to the system. However, in applying this new policy to packages such as those already offered by the Partnership and numerous other cable operators, the FCC decided that where only a few services were moved from regulated tiers to a non-premium "new product tier" package, the package will be treated as if it were a tier of new program services as discussed above. Substantially all of the new product tier packages offered by the Partnership have received this desirable treatment. In addition, the FCC decided that discounted packages of non-premium programming services will be subject to rate regulation in the future. These amendments to the FCC's rules have allowed the Partnership to resume its core marketing strategy and reintroduce programmed service packaging. As a result, in addition to the basic service package, customers in substantially all of the systems may purchase an expanded group of regulated services, additional unregulated packages of satellite-delivered services and premium services on either an a la carte or a discounted packaged basis. See "Legislation and Regulation."

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

         Customer Service and Community Relations

         The Partnership places a strong emphasis on customer service and community relations and believes that success in these areas is critical to its business. The Partnership has developed and implemented a wide range of monthly internal training programs for its employees, including its regional managers, that focus on the Partnership's operations and employee interaction with customers. The effectiveness of the Partnership's training program as it relates to the employees' interaction with customers is monitored on an ongoing basis, and a portion of the regional managers' compensation is tied to achieving customer service targets. The Partnership conducts an extensive customer survey on a periodic basis and uses the information in its efforts to enhance service and better address the needs of its customers. In addition, the Partnership is participating in the industry's Customer Service Initiative which emphasizes an on-time guarantee program for service and installation appointments. The Partnership's corporate executives and regional managers lead the Partnership's involvement in a number of programs benefiting the communities the Partnership serves, including, among others, Cable in the Classroom, Drug Awareness, Holiday Toy Drive and the Cystic Fibrosis Foundation. Cable in the Classroom is the cable television industry's public service initiative to enrich education through the use of commercial-free cable programming. In addition, a monthly publication, Cable in the Classroom magazine provides educational program listings by curriculum area, as well as feature articles on how teachers across the country use the programs.

DESCRIPTION OF THE PARTNERSHIP'S SYSTEMS

                 The table below sets forth certain operating statistics for the Partnership's cable systems as of December 31, 1996.


                                                                                                         Average
                                                                                                         Monthly
                                                                                                         Revenue
                                   Homes                                                                 Per Home
                                 Subscribing                          Premium                           Subscribing
                  Homes           to Cable           Basic            Service          Premium           to Cable
   System        Passed1          Service         Penetration2        Units3         Penetration4        Service5     Subscribers6
   ------        ------           -------         -----------         -----          -----------         -------      -----------
 Dyer, TN         3,570            2,505             70.2%               727             29.0%            $32.21           4,156

 Flora, IL        9,000            7,027             78.1%             2,034             28.9%            $30.50           6,730
                  -----            -----                               -----                                              ------

 Total           12,570            9,532             75.8%             2,761             29.0%            $30.95          10,886
                 ======            =====                               =====                                              ======

         1 Homes passed refers to estimates by the Partnership of the approximate number of dwelling units in a particular community that can be connected to the distribution system without any further extension of principal transmission lines. Such estimates are based upon a variety of sources, including billing records, house counts, city directories and other local sources.

         2 Homes subscribing to cable service as a percentage of homes passed by cable.

         3 Premium service units include only single channel services offered for a monthly fee per channel and do not include tiers of channels offered as a package for a single monthly fee. Prior to July 1, 1996, The Disney Channel was offered as a premium service. Effective July 1, 1996, it was offered as part of an unregulated tier of services. As a result, the number of reported premium service units was artificially reduced by this service offering change. The number of Disney Channel premium service units at June 30, 1996 was 277.

         4 Premium service units as a percentage of homes subscribing to cable service. A customer may purchase more than one premium service, each of which is counted as a separate premium service unit. This ratio may be greater than 100% if the average customer subscribes for more than one premium service.

         5 Average monthly revenue per home subscribing to cable service has been computed based on revenue for the year ended December 31, 1996.

         6 The Partnership reports subscribers for the systems on an equivalent subscriber basis and, unless otherwise indicated, the term "SUBSCRIBERS" means equivalent subscribers, calculated by dividing aggregate basic service revenues by the average basic service rate within an operating entity, adjusted to reflect the impact of regulation. Basic service revenues include charges for basic programming, bulk and commercial accounts and certain specialized "packaged programming" services, including the appropriate components of new product tier revenue, and excluding premium television and non-subscription services. Consistent with past practices, Subscribers is an analytically derived number which is reported in order to provide a basis of comparison to previously reported data. The computation of Subscribers has been impacted by changes in service offerings made in response to the 1992 Cable Act.

CUSTOMER RATES AND SERVICES

         The Partnership's cable television systems offer customers packages of services that include the local area network, independent and educational television stations, a limited number of television signals from distant cities, numerous satellite-delivered, non-broadcast channels (such as CNN, MTV, USA, ESPN, TNT and The Disney Channel) and certain information and public access channels. For an extra monthly charge, the systems provide certain premium television services, such as HBO, Showtime and regional sports networks. The Partnership also offers other cable television services to its customers, including pay-per-view programming. For additional charges, in most of its systems, the Partnership also rents remote control devices and VCR compatible devices (devices that make it easier for a customer to tape a program from one channel while watching a program on another).

         The service options offered by the Partnership vary from system to system, depending upon a system's channel capacity and viewer interests. Rates for services also vary from market to market and according to the type of services selected.

         Prior to the adoption of the 1992 Cable Act, the systems generally were not subject to any rate regulation, i.e., they were adjudged to be subject to effective competition under then-effective FCC regulations. The 1992 Cable Act, however, substantially changed the statutory and FCC rate regulation standards. Under the definition of effective competition provided for in the 1992 Cable Act, nearly all cable television systems in the United States have become subject to local rate regulation of basic service. The 1996 Telecom Act expanded the definition of effective competition to include situations in which a local telephone company, or anyone using its facilities, offers comparable video service by any means except direct broadcast satellite ("DBS"). In addition, the 1992 Cable Act eliminated the 5% annual basic rate increases previously allowed by the 1984 Cable Act without local approval; allows the FCC to review rates for non-basic service tiers other than premium services in response to complaints filed by franchising authorities and/or cable customers; prohibits cable television systems from requiring customers to purchase service tiers above basic service in order to purchase premium services if the system is technically capable of doing so; and adopted regulations to establish, on the basis of actual costs, the price for installation of cable television service, remote controls, converter boxes, and additional outlets. The FCC implemented these rate regulation provisions on September 1, 1993, affecting all of the Partnership's systems not deemed to be subject to effective competition under the FCC's definition. The FCC substantially amended its rate regulation rules on February 22, 1994 and again on November 10, 1994. The FCC is in the process of conducting a number of additional rulemaking proceedings in order to implement many of the provisions of the 1996 Telecom Act. See "Legislation and Regulation."

         At December 31, 1996, the Partnership's monthly rates for basic cable service for residential customers, excluding special senior citizen discount rates, ranged from $16.16 to $20.84 and premium service rates ranged from $10.50 to $11.95, excluding special promotions offered periodically in conjunction with the Partnership's marketing programs. A one-time installation fee, which the partnership may wholly or partially waive during a promotional period, is usually charged to new customers. Prior to September 1, 1993, the Partnership generally charged monthly fees for additional outlets, converters, program guides and descrambling and remote control tuning devices. As described above, these charges have either been eliminated or altered by the implementation of rate regulation. Substantially all the Partnership's customers received a decrease in their monthly charges in July 1994 upon implementation of the FCC's amended rules. Commercial customers, such as hotels, motels and hospitals, are charged a negotiated, non-recurring fee for installation of service and monthly fees based upon a standard discounting procedure. Most multi-unit dwellings are offered a negotiated bulk rate in exchange for single-point billing and basic service to all units. These rates are also subject to regulation.

EMPLOYEES

         The various personnel required to operate the Partnership's business are employed by the Partnership, the Corporate General Partner, its subsidiary corporation and FHGLP. As of February 7, 1997, the Partnership had eight employees, the cost of which is charged directly to the Partnership. The employment costs incurred by the Corporate General Partner, its subsidiary corporation and FHGLP are allocated and charged to the Partnership for reimbursement pursuant to the partnership agreement and management agreement. Other personnel required to operate the Partnership's business are employed by an affiliate of the Corporate General Partner. The cost of such employment is allocated and charged to the Partnership. The amounts of these reimbursable costs are set forth below in Item 11., "Executive Compensation."

TECHNOLOGICAL DEVELOPMENTS

         As part of its commitment to customer service, the Partnership emphasizes the highest technical standards and prudently seeks to apply technological advances in the cable television industry to its cable television systems on the basis of cost effectiveness, capital availability, enhancement of product quality and service delivery and industry-wide acceptance. The Partnership continues to upgrade the technical quality of the Partnership systems' cable plant and to increase channel capacity for the delivery of additional programming and new services. Currently, the Partnership's systems have an average channel capacity of 37 in systems that serve 74% of its customers and an average channel capacity of 56 in systems that serve 26% of its customers and on average utilize 95% and 65% of such systems' respective channel capacity. The Partnership believes that system upgrades would enable it to provide customers with greater programming diversity, better picture quality and alternative communications delivery systems made possible by the introduction of fiber optic technology and by the possible future application of digital compression. The implementation of the Partnership's capital expenditure plans is, however, dependent in part on the availability of adequate capital on terms satisfactory to the Partnership, of which there can be no assurance. Also, as a result of the uncertainty created by recent regulatory changes, the Partnership has deferred all plant rebuilds and upgrades. See "Legislation and Regulation" and Item 7., "Management's Discussion and Analysis of Financial Condition and Results of Operations."

         The use of fiber optic cable as an alternative to coaxial cable is playing a major role in expanding channel capacity and improving the performance of cable television systems. Fiber optic cable is capable of carrying hundreds of video, data and voice channels and, accordingly, its utilization is essential to the enhancement of a cable television system's technical capabilities. The Partnership's current policy is to utilize fiber optic technology in substantially all rebuild projects which it undertakes. The benefits of fiber optic technology over traditional coaxial cable distribution plant include lower per mile rebuild costs due to a reduction in the number of required amplifiers, the elimination of headends, lower ongoing maintenance and power costs and improved picture quality and reliability.

         As of December 31, 1996, approximately 64% of the Partnership's customers were served by systems that utilize addressable technology. Addressable technology permits the cable operator to activate from a central control point the cable television services to be delivered to a customer if that customer has also been supplied with an addressable converter box. To date, the Partnership has supplied addressable converter boxes to customers of the systems utilizing addressable technology who subscribe to one or more premium services and, in selected systems, to customers who subscribe to certain new product tiers. As a result, if the system utilizes addressable technology and the customer has been supplied with an addressable converter box, the Partnership can upgrade or downgrade services immediately, without the delay or expense associated with dispatching a technician to the home. Addressable technology also reduces pay service theft, is an effective enforcement tool in collecting delinquent payments and allows the Partnership to offer pay-per-view services. "See Customer Rates and Services."

DIGITAL COMPRESSION

         The Partnership has been closely monitoring developments in the area of digital compression, a technology which is expected to enable cable operators to increase the channel capacity of cable television systems by permitting a significantly increased number of video signals to fit in a cable television system's existing bandwidth. The Partnership believes that the utilization of digital compression technology in the future could enable its systems to increase channel capacity in certain systems in a manner that could be more cost efficient than rebuilding such systems with higher capacity distribution plant. The use of digital compression in its systems also could expand the number and types of services these systems offer and enhance the development of current and future revenue sources. Equipment vendors are beginning to market products to provide this technology, but the Partnership's management has no plans to install it at this time based on the current technological profile of its systems and its present understanding of the costs as compared to the benefits of the digital equipment currently available. This issue is under frequent management review.

PROGRAMMING

         The Partnership purchases basic and premium programming for its systems from Falcon Cablevision. In turn, Falcon Cablevision charges the Partnership for these costs based on an estimate of what the Corporate General Partner could negotiate for such services for the 15 partnerships managed by the Corporate General Partner as a group (approximately 94,300 homes subscribing to cable service at December 31, 1996), which is generally based on a fixed fee per customer or a percentage of the gross receipts for the particular service. Certain other new channels have also recently offered Cablevision and the Partnership's systems fees in return for carrying their service. Due to a lack of channel capacity available for adding new channels in certain of its systems, the Partnership's management cannot predict the impact of such potential payments on its business. Falcon Cablevision's programming contracts are generally for a fixed period of time and are subject to negotiated renewal. Falcon Cablevision does not have long-term programming contracts for the supply of a substantial amount of its programming. Accordingly, no assurance can be given that its, and correspondingly the Partnership's, programming costs will not increase substantially in the near future, or that other materially adverse terms will not be added to Falcon Cablevision's programming contracts. Management believes, however, that Falcon Cablevision's relations with its programming suppliers generally are good.

         The Partnership's cable programming costs have increased in recent years and are expected to continue to increase due to additional programming being provided to basic customers, requirements to carry channels under retransmission carriage agreements entered into with certain programming sources, increased costs to produce or purchase cable programming generally, inflationary increases and other factors. The 1996 retransmission carriage agreement negotiations resulted in the Partnership agreeing to carry one new service in its Flora system, for which it will receive reimbursement of certain costs related to launching the service. All other negotiations were completed with essentially no change to the previous agreements. Under the FCC rate regulations, increases in programming costs for regulated cable services occurring after the earlier of March 1, 1994, or the date a system's basic cable service became regulated, may be passed through to customers. See "Legislation and Regulation - Federal Regulation - Carriage of Broadcast Television Signals." Generally, programming costs are charged among systems on a per customer basis.

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

         As of December 31, 1996, the Partnership held 16 franchises. These franchises, all of which are non-exclusive, provide for the payment of fees to the issuing authority. Annual franchise fees imposed on the Partnership systems range up to 5% of the gross revenues generated by a system. The 1984 Cable Act prohibits franchising authorities from imposing franchise fees in excess of 5% of gross revenues and also permits the cable system operator to seek renegotiation and modification of franchise requirements if warranted by changed circumstances.

                 The following table groups the franchises of the Partnership's cable television systems by date of expiration and presents the number of franchises for each group of franchises and the approximate number and percentage of homes subscribing to cable service for each group as of December 31, 1996.

                                                                Number of                Percentage of
     Year of                         Number of                Subscribing to             Subscribing to
Franchise Expiration                Franchises                Cable Service              Cable Service
--------------------                -----------              ---------------             -------------
Prior to 1998                            8                        5,855                      61.4%
1998 - 2002                              3                        1,768                      18.5%
2003 and after                           5                        1,322                      13.9%
                                         -                        -----                      ----
Total                                    16                       8,945                      93.8%
                                         ==                       =====                      ====


         The Partnership operates cable television systems which serve multiple communities and, in some circumstances, portions of such systems extend into jurisdictions for which the Partnership believes no franchise is necessary. In the aggregate, approximately 587 customers, comprising approximately 6.2% of the Partnership's customers, are served by unfranchised portions of such systems. In certain instances, where a single franchise comprises a large percentage of the customers in an operating region, the loss of such franchise could decrease the economies of scale achieved by the Partnership's clustering strategy. The Partnership has never had a franchise revoked for any of its systems and believes that it has satisfactory relationships with substantially all of its franchising authorities.

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

COMPETITION

         Cable television systems compete with other communications and entertainment media, including over-the-air television broadcast signals which a viewer is able to receive directly using the viewer's own television set and antenna. The extent to which a cable system competes with over-the-air broadcasting depends upon the quality and quantity of the broadcast signals available by direct antenna reception compared to the quality and quantity of such signals and alternative services offered by a cable system. In many areas, television signals which constitute a substantial part of basic service can be received by viewers who use their own antennas. Local television reception for residents of apartment buildings or other multi-unit dwelling complexes may be aided by use of private master antenna services. Cable systems also face competition from alternative methods of distributing and receiving television signals and from other sources of entertainment such as live sporting events, movie theaters and home video products, including videotape recorders and videodisk players. In recent years, the FCC has adopted policies providing for authorization of new technologies and a more favorable operating environment for certain existing technologies that provide, or may provide, substantial additional competition for cable television systems. The extent to which cable television service is competitive depends in significant part upon the cable television system's ability to provide an even greater variety of programming than that available over the air or through competitive alternative delivery sources. In addition, certain provisions of the 1992 Cable Act and the 1996 Telecom Act are expected to increase competition significantly in the cable industry. See "Legislation and Regulation."

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

         Television programming is now also being delivered to individuals by high-powered direct broadcast satellites ("DBS") utilizing video compression technology. This technology has the capability of providing more than 100 channels of programming over a single high-powered DBS satellite with significantly higher capacity available if multiple satellites are placed in the same orbital position. Video compression technology may also be used by cable operators in the future to similarly increase their channel capacity.
DBS service can be received virtually anywhere in the United States through the installation of a small rooftop or side-mounted antenna, and it is more accessible than cable television service where cable plant has not been constructed or where it is not cost effective to construct cable television facilities. DBS service is being heavily marketed on a nationwide basis by several service providers.

         Multichannel multipoint distribution systems ("MMDS") deliver programming services over microwave channels licensed by the FCC received by subscribers with special antennas. MMDS systems are less capital intensive, are not required to obtain local franchises or to pay franchise fees, and are subject to fewer regulatory requirements than cable television systems. To date, the ability of these so-called "wireless" cable services to compete with cable television systems has been limited by channel capacity and the need for unobstructed line-of-sight over-the-air transmission. Although relatively few MMDS systems in the United States are currently in operation or under construction, virtually all markets have been licensed or tentatively licensed. The FCC has taken a series of actions intended to facilitate the development of MMDS and other wireless cable systems as alternative means of distributing video programming, including reallocating certain frequencies to these services and expanding the permissible use and eligibility requirements for certain channels reserved for educational purposes. The FCC's actions enable a single entity to develop an MMDS system with a potential of up to 35 channels that could compete effectively with cable television. The use of digital compression technology may enable MMDS systems to deliver even more channels. MMDS systems qualify for the statutory compulsory copyright license for the retransmission of television and radio broadcast stations. Several of the Regional Bell Operating Companies have begun to enter the MMDS business as a way of breaking into video programming delivery.

         Additional competition may come from private cable television systems servicing condominiums, apartment complexes and certain other multiple unit residential developments. The operators of these private systems, known as satellite master antenna television ("SMATV") systems, often enter into exclusive agreements with apartment building owners or homeowners' associations which preclude franchised cable television operators from serving residents of such private complexes. However, the 1984 Cable Act gives franchised cable operators the right to use existing compatible easements within their franchise areas upon nondiscriminatory terms and conditions. Accordingly, where there are preexisting compatible easements, cable operators may not be unfairly denied access or discriminated against with respect to the terms and conditions of access to those easements. There have been conflicting judicial decisions interpreting the scope of the access right granted by the 1984 Cable Act, particularly with respect to easements located entirely on private property. Further, while a franchised cable television system typically is obligated to extend service to all areas of a community regardless of population density or economic risk, a SMATV system may confine its operation to small areas that are easy to serve and more likely to be profitable. Under the 1996 Telecom Act, SMATV systems can interconnect non-commonly owned buildings without having to comply with local, state and federal regulatory requirements that are imposed upon cable systems providing similar services, as long as they do not use public rights-of-way. In some cases, SMATV operators may be able to charge a lower price than could a cable system providing comparable services and the FCC's regulations implementing the 1992 Cable Act limit a cable operator's ability to reduce its rates to meet this competition. Furthermore, the U.S. Copyright Office has tentatively concluded that SMATV systems are "cable systems" for purposes of qualifying for the compulsory copyright license established for cable systems by federal law.

         The FCC has initiated a new interactive television service which will permit non-video transmission of information between an individual's home and entertainment and information service providers. This service will provide an alternative means for DBS systems and other video programming distributors, including television stations, to initiate the new interactive television services. This service may also be used by the cable television industry.

         The FCC also has a pending rulemaking proceeding looking toward the allocation of frequencies in the 28 Ghz range for a new multichannel wireless video service which could make 98 video channels available in a single market. It cannot be predicted at this time whether competitors will emerge utilizing such frequencies or whether such competition would have a material impact on the operations of cable television systems.

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

                           LEGISLATION AND REGULATION

         The cable television industry is regulated by the FCC, some state governments and substantially all local governments. In addition, various legislative and regulatory proposals under consideration from time to time by the Congress and various federal agencies have in the past, and may in the future, materially affect the Partnership and the cable television industry. The following is a summary of federal laws and regulations affecting the growth and operation of the cable television industry and a description of certain state and local laws. The Partnership believes that the regulation of its industry remains a matter of interest to Congress, the FCC and other regulatory authorities. There can be no assurance as to what, if any, future actions such legislative and regulatory authorities may take or the effect thereof on the Partnership.

CABLE COMMUNICATIONS POLICY ACT OF 1984

         The 1984 Cable Act became effective on December 29, 1984. This federal statute, which amended the Communications Act of 1934 (the "Communications Act"), created uniform national standards and guidelines for the regulation of cable television systems. Violations by a cable television system operator of provisions of the Communications Act, as well as of FCC regulations, can subject the operator to substantial monetary penalties and other sanctions. Among other things, the 1984 Cable Act affirmed the right of franchising authorities (state or local, depending on the practice in individual states) to award one or more franchises within their jurisdictions. It also prohibited non- grandfathered cable television systems from operating without a franchise in such jurisdictions. In connection with new franchises, the 1984 Cable Act provides that in granting or renewing franchises, franchising authorities may establish requirements for cable-related facilities and equipment, but may not establish or enforce requirements for video programming or information services other than in broad categories. The 1984 Cable Act grandfathered, for the remaining term of existing franchises, many but not all of the provisions in existing franchises which would not be permitted in franchises entered into or renewed after the effective date of the 1984 Cable Act.

CABLE TELEVISION CONSUMER PROTECTION AND COMPETITION ACT OF 1992

         On October 5, 1992, Congress enacted the 1992 Cable Act. This legislation has effected significant changes to the legislative and regulatory environment in which the cable industry operates. It amends the 1984 Cable Act in many respects. The 1992 Cable Act became effective on December 4, 1992, although certain provisions, most notably those dealing with rate regulation and retransmission consent, became effective at later dates. The legislation required the FCC to conduct a number of rulemaking proceedings to implement various provisions of the statute. The 1992 Cable Act allows for a greater degree of regulation of the cable industry with respect to, among other things:
(i) cable system rates for both basic and certain nonbasic services; (ii) programming access and exclusivity arrangements; (iii) access to cable channels by unaffiliated programming services; (iv) leased access terms and conditions;
(v) horizontal and vertical ownership of cable systems; (vi) customer service requirements; (vii) franchise renewals; (viii) television broadcast signal carriage and retransmission consent; (ix) technical standards; (x) customer privacy; (xi) consumer protection issues; (xii) cable equipment compatibility;
(xiii) obscene or indecent programming; and (xiv) requiring subscribers to subscribe to tiers of service other than basic service as a condition of purchasing premium services. Additionally, the legislation encourages competition with existing cable television systems by allowing municipalities to own and operate their own cable television systems without having to obtain a franchise; preventing franchising authorities from granting exclusive franchises or unreasonably refusing to award additional franchises covering an existing cable system's service area; and prohibiting the common ownership of cable systems and co-located MMDS or SMATV systems. The 1992 Cable Act also precludes video programmers affiliated with cable television companies from favoring cable operators over competitors and requires such programmers to sell their programming to other multichannel video distributors.

         A constitutional challenge to the must-carry provisions of the 1992 Cable Act is still ongoing. On April 8, 1993, a three-judge district court panel granted summary judgment for the government upholding the must-carry provisions. That decision was appealed directly to the U.S. Supreme Court which remanded the case back to the district court to determine whether there was adequate evidence that the provisions were needed and whether the restrictions chosen were the least intrusive. On December 12, 1995, the district court again upheld the must-carry provisions. The Supreme Court is reviewing the district court's decision.

         On September 16, 1993, a constitutional challenge to the balance of the 1992 Cable Act provisions was rejected by the U.S. District Court in the District of Columbia which upheld the constitutionality of all but three provisions of the statute (multiple ownership limits for cable operators, advance notice of free previews for certain programming services and channel set-asides for DBS operators). On August 30, 1996, the U.S. Court of Appeals for the District of Columbia Circuit sustained the constitutionality of all provisions except for the multiple ownership limits and the limits on the number of channels which can be occupied by programmers affiliated with the cable operator, both of which are being challenged in a separate appeal.

TELECOMMUNICATIONS ACT OF 1996

         On February 8, 1996, the President signed the 1996 Telecom Act into law. This statute substantially amended the Communications Act by, among other things, removing barriers to competition in the cable television and telephone markets and reducing the regulation of cable television rates. As it pertains to cable television, the 1996 Telecom Act, among other things, (i) ends the regulation of certain nonbasic programming services in 1999; (ii) expands the definition of effective competition, the existence of which displaces rate regulation; (iii) eliminates the restriction against the ownership and operation of cable systems by telephone companies within their local exchange service areas; and (iv) liberalizes certain of the FCC's cross-ownership restrictions. The FCC is in the process of conducting a number of additional rulemaking proceedings in order to implement many of the provisions of the 1996 Telecom Act. See "Business - Competition" and "Federal Regulation-Rate Regulation."

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

         RATE REGULATION

         The 1984 Cable Act codified existing FCC preemption of rate regulation for premium channels and optional nonbasic program tiers. The 1984 Cable Act also deregulated basic cable rates for cable television systems determined by the FCC to be subject to effective competition. The 1992 Cable Act substantially changed the previous statutory and FCC rate regulation standards. The 1992 Cable Act replaced the FCC's old standard for determining effective competition, under which most cable systems were not subject to local rate regulation, with a statutory provision that resulted in nearly all cable television systems becoming subject to local rate regulation of basic service. The 1996 Telecom Act expands the definition of effective competition to cover situations where a local telephone company or its affiliate, or any multichannel video provider using telephone company facilities, offers comparable video service by any means except DBS. Satisfaction of this test deregulates both basic and nonbasic tiers. Additionally, the 1992 Cable Act required the FCC to adopt a formula, for franchising authorities to enforce, to assure that basic cable rates are reasonable; allowed the FCC to review rates for nonbasic service tiers (other than per-channel or per-program services) in response to complaints filed by franchising authorities and/or cable customers; prohibited cable television systems from requiring subscribers to purchase service tiers above basic service in order to purchase premium services if the system is technically capable of doing so; required the FCC to adopt regulations to establish, on the basis of actual costs, the price for installation of cable service, remote controls, converter boxes and additional outlets; and allows the FCC to impose restrictions on the retiering and rearrangement of cable services under certain limited circumstances. The 1996 Telecom Act limits the class of complainants regarding nonbasic tier rates to franchising authorities only and ends FCC regulation of nonbasic tier rates on March 31, 1999.

         The FCC adopted rules designed to implement the 1992 Cable Act's rate regulation provisions on April 1, 1993, and then significantly amended them on February 22 and November 10, 1994. The FCC's regulations contain standards for the regulation of basic and nonbasic cable service rates (other than per-channel or per-program services). The rules have been further amended several times. Local franchising authorities and/or the FCC are empowered to order a reduction of existing rates which exceed the maximum permitted level for either basic and/or nonbasic cable services and associated equipment, and refunds can be required. The rate regulations adopt a benchmark price cap system for measuring the reasonableness of existing basic and nonbasic service rates. Alternatively, cable operators have the opportunity to make cost-of-service showings which, in some cases, may justify rates above the applicable benchmarks. The rules also require that charges for cable-related equipment (e.g., converter boxes and remote control devices) and installation services be unbundled from the provision of cable service and based upon actual costs plus a reasonable profit. The regulations also provide that future rate increases may not exceed an inflation-indexed amount, plus increases in certain costs beyond the cable operator's control, such as taxes, franchise fees and increased programming costs. Cost-based adjustments to these capped rates can also be made in the event a cable operator adds or deletes channels. In addition, new product tiers consisting of services new to the cable system can be created free of rate regulation as long as certain conditions are met such as not moving services from existing tiers to the new tier. These provisions currently provide limited benefit to the Partnership's systems due to the lack of channel capacity previously discussed. There is also a streamlined cost-of-service methodology available to justify a rate increase on basic and regulated nonbasic tiers for "significant" system rebuilds or upgrades.

         Franchising authorities have become certified by the FCC to regulate the rates charged by the Partnership for basic cable service and for associated basic cable service equipment. In addition, one of the Partnership's franchising authorities has filed a complaint with the FCC regarding the rates charged for nonbasic cable service.

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

         The FCC, in its reconsideration of the original rate regulations, stated that it was going to take a harder look at the regulatory treatment of such a la carte packages on an ad hoc basis. Such packages which are determined to be evasions of rate regulation rather than true enhancements of subscriber choice will be treated as regulated tiers and, therefore, subject to rate regulation. There have been no FCC rulings related to systems owned by the Partnership. There have been three rulings, however, on such packages offered by affiliated partnerships managed by FHGLP. In one case, the FCC's Cable Services Bureau ruled that a nine-channel a la carte package was an evasion of rate regulation and ordered this package to be treated as a regulated tier. In the second case, a seven-channel a la carte package was ordered to be treated as a regulated tier. In the third case, a six-channel package was held not to be an evasion, but rather is to be considered an unregulated new product tier under the FCC's November 10, 1994 rule amendments. The deciding factor in all of the FCC's decisions related to a la carte tiers appears to be the number of channels moved from regulated tiers, with six or fewer channels being deemed not to be an evasion. A majority of the Partnership's systems moved six or fewer channels to a la carte packages. Under the November 10, 1994 amendments, any new a la carte package created after that date will be treated as a regulated tier, except for packages involving traditional premium services (e.g., HBO).

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

         CARRIAGE OF BROADCAST TELEVISION SIGNALS

         The 1992 Cable Act contained new signal carriage requirements. These rules allow commercial television broadcast stations which are "local" to a cable system, i.e., the system is located in the station's Area of Dominant Influence, to elect every three years whether to require the cable system to carry the station, subject to certain exceptions, or whether the cable system will have to negotiate for "retransmission consent" to carry the station.
Local non-commercial television stations are also given mandatory carriage rights, subject to certain exceptions, within the larger of: (i) a 50 mile radius from the station's city of license; or (ii) the station's Grade B contour (a measure of signal strength). Unlike commercial stations, noncommercial stations are not given the option to negotiate retransmission consent for the carriage of their signal. In addition, cable systems will have to obtain retransmission consent for the carriage of all "distant" commercial broadcast stations, except for certain "superstations," i.e., commercial satellite-delivered independent stations such as WTBS. The Partnership has thus far not been required to pay cash compensation to broadcasters for retransmission consent or been required by broadcasters to remove broadcast stations from the cable television channel line-ups. The Partnership has, however, agreed to carry some services in specified markets pursuant to retransmission consent arrangements which it believes are comparable to those entered into by most other large cable operators, and for which it pays monthly fees to the service providers, as it does with other satellite providers. The second election between must-carry and retransmission consent for local commercial television broadcast stations was October 1, 1996, and the Partnership has agreed to carry one new service in specified markets pursuant to these retransmission consent arrangements. The next election between must-carry and retransmission consent for local commercial television broadcast stations will be October 1, 1999.

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

     CHANNEL SET-ASIDES

     The 1984 Cable Act permits local franchising authorities to require cable operators to set aside certain channels for public, educational and governmental access programming. The 1984 Cable Act further requires cable television systems with thirty-six or more activated channels to designate a portion of their channel capacity for commercial leased access by unaffiliated third parties. While the 1984 Cable Act allowed cable operators substantial latitude in setting leased access rates, the 1992 Cable Act requires leased access rates to be set according to a formula determined by the FCC.

     COMPETING FRANCHISES

     Questions concerning the ability of municipalities to award a single cable television franchise and to impose certain franchise restrictions upon cable television companies have been considered in several recent federal appellate and district court decisions. These decisions have been somewhat inconsistent and, until the U.S. Supreme Court rules definitively on the scope of cable television's First Amendment protections, the legality of the franchising process and of various specific franchise requirements is likely to be uncertain. It is not possible at the present time to predict the constitutionally permissible bounds of cable franchising and particular franchise requirements. However, the 1992 Cable Act, among other things, prohibits franchising authorities from unreasonably refusing to grant franchises to competing cable television systems and permits franchising authorities to operate their own cable television systems without franchises.

     OWNERSHIP

     The 1996 Telecom Act repealed the 1984 Cable Act's prohibition against local exchange telephone companies ("LECs") providing video programming directly to customers within their local telephone exchange service areas. However, with certain limited exceptions, a LEC may not acquire more than a 10% equity interest in an existing cable system operating within the LEC's service area. The 1996 Telecom Act also authorized LECs and others to operate "open video systems" without obtaining a local cable franchise. See "Competition."

     The 1984 Cable Act and the FCC's rules prohibit the common ownership, operation, control or interest in a cable system and a local television broadcast station whose predicted grade B contour (a measure of a television station's signal strength as defined by the FCC's rules) covers any portion of the community served by the cable system. The 1996 Telecom Act eliminates the statutory ban and directs the FCC to review its rule within two years. Common ownership or control has historically also been prohibited by the FCC (but not by the 1984 Cable Act) between a cable system and a national television network. The 1996 Telecom Act eliminated this prohibition. Finally, in order to encourage competition in the provision of video programming, the FCC adopted a rule prohibiting the common ownership, affiliation, control or interest in cable television systems and MMDS facilities having overlapping service areas, except in very limited circumstances. The 1992 Cable Act codified this restriction and extended it to co-located SMATV systems. Permitted arrangements in effect as of October 5, 1992 are grandfathered. The 1996 Telecom Act exempts cable systems facing effective competition from the MMDS and SMATV restriction. In addition, a cable operator can purchase a SMATV system serving the same area and technically integrate it into the cable system. The 1992 Cable Act permits states or local franchising authorities to adopt certain additional restrictions on the ownership of cable television systems.

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

     The FCC has also adopted rules which limit the number of channels on a cable system which can be occupied by programming in which the entity which owns the cable system has an attributable interest. The limit is 40% of the first 75 activated channels.

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

         FRANCHISE TRANSFERS

         The 1992 Cable Act requires franchising authorities to act on any franchise transfer request submitted after December 4, 1992 within 120 days after receipt of all information required by FCC regulations and by the franchising authority. Approval is deemed to be granted if the franchising authority fails to act within such period.

         REGISTRATION PROCEDURE AND REPORTING REQUIREMENTS

         Prior to commencing operation in a particular community, all cable television systems must file a registration statement with the FCC listing the broadcast signals they will carry and certain other information. Additionally, cable operators periodically are required to file various informational reports with the FCC.

         TECHNICAL REQUIREMENTS

         Historically, the FCC has imposed technical standards applicable to the cable channels on which broadcast stations are carried, and has prohibited franchising authorities from adopting standards which were in conflict with or more restrictive than those established by the FCC. The FCC has revised such standards and made them applicable to all classes of channels which carry downstream National Television System Committee (NTSC) video programming. The FCC also has adopted additional standards applicable to cable television systems using frequencies in the 108-137 Mhz and 225-400 Mhz bands in order to prevent harmful interference with aeronautical navigation and safety radio services and has also established limits on cable system signal leakage. Periodic testing by cable operators for compliance with the technical standards and signal leakage limits is required and an annual filing of the results of these measurements is required. The 1992 Cable Act requires the FCC to periodically update its technical standards to take into account changes in technology. Under the 1996 Telecom Act, local franchising authorities may not prohibit, condition or restrict a cable system's use of any type of subscriber equipment or transmission technology.

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

         The 1996 Telecom Act establishes a process for the creation and implementation of a "voluntary" system of ratings for video programming containing sexual, violent or other "indecent" material and directs the FCC to adopt rules requiring most television sets manufactured in the United States or shipped in interstate commerce to be technologically capable of blocking the display of programs with a common rating. The 1996 Telecom Act also requires video programming distributors to employ technology to restrict the reception of programming by persons not subscribing to those channels. In the case of channels primarily dedicated to sexually-oriented programming, the distributor must fully block reception of the audio and video portion of the channels; a distributor that is unable to comply with this requirement may only provide such programming during a "safe harbor" period when children are not likely to be in the audience, as determined by the FCC. This provision has been temporarily stayed while certain programmers seek Supreme Court review on constitutional grounds. With respect to other kinds of channels, the 1996 Telecom Act only requires that the audio and video portions of the channel be fully blocked, at no charge, upon request of the person not subscribing to the channel.

         COPYRIGHT

         Cable television systems are subject to federal copyright licensing covering carriage of broadcast signals. In exchange for making semi-annual payments to a federal copyright royalty pool and meeting certain other obligations, cable operators obtain a statutory license to retransmit broadcast signals. The amount of this royalty payment varies, depending on the amount of system revenues from certain sources, the number of distant signals carried, and the location of the cable system with respect to over-the-air television stations. Any future adjustment to the copyright royalty rates will be done through an arbitration process supervised by the U.S. Copyright Office.

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

         None.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S EQUITY SECURITIES AND RELATED SECURITY HOLDER MATTERS

LIQUIDITY

         While the Partnership's equity securities, which consist of units of limited partnership interests, are publicly held, there is no established public trading market for the units and it is not expected that a market will develop in the future. The approximate number of equity security holders of record was 2,323 as of December 31, 1996. In addition to restrictions on the transferability of units contained in the Partnership Agreement, the transferability of units may be affected by restrictions on resales imposed by federal or state law.

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

         The Partnership began making periodic cash distributions from operations in January 1989, distributing an aggregate of $423,000 and $133,700 ($5.30 and $1.67 per unit) to limited partners during 1992 and 1993, respectively. As discussed in "Liquidity and Capital Resources" below, the amended term loan agreement prohibited cash distributions to Partners in 1994, 1995 and 1996, and will continue to prohibit distributions to partners through its termination date of December 31, 1997.

ITEM 6.  SELECTED FINANCIAL DATA

         Set forth below is selected financial data of the Partnership for the five years ended December 31, 1996. This data should be read in conjunction with the Partnership's financial statements included in Item 8 hereof and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7.

                                                              Year Ended December 31,
                                       ---------------------------------------------------------------------------------
OPERATIONS STATEMENT DATA                  1992             1993              1994              1995           1996
                                       -----------      -----------       -----------       -----------      -----------
  Revenues                             $ 2,898,200      $ 3,142,300       $ 3,140,700       $ 3,267,000      $ 3,510,700
  Costs and expenses                    (1,701,200)      (1,832,000)       (1,968,400)       (1,976,300)      (2,061,600)
  Depreciation and amortization         (2,698,700)      (2,721,900)       (1,993,300)       (1,815,600)      (1,618,000)
                                       -----------      -----------       -----------       -----------      -----------
  Operating loss                        (1,501,700)      (1,411,600)         (821,000)         (524,900)        (168,900)

  Interest expense                        (302,000)        (254,400)         (298,200)         (361,200)        (295,200)
  Interest income                           11,600           14,800            18,600            23,700           12,600
  Loss on sale of cable assets                   -                -                 -                 -           (1,000)
                                       -----------      -----------       -----------       -----------      -----------
  Net loss                             $(1,792,100)     $(1,651,200)      $(1,100,600)      $  (862,400)     $  (452,500)
                                       ===========      ===========       ===========       ===========      ===========

  Distributions to partners            $   427,300      $   135,100       $         -       $         -      $         -
                                       ===========      ===========       ===========       ===========      ===========

 PER UNIT OF LIMITED
   PARTNERSHIP INTEREST
   Net loss                            $    (22.23)     $    (20.48)      $    (13.65)      $    (10.70)     $     (5.61)
                                       ===========      ===========       ===========       ===========      ===========
  Distributions                        $      5.30      $      1.67       $         -       $         -      $         -
                                       ===========      ===========       ===========       ===========      ===========
 OTHER OPERATING DATA
  Net cash provided by operating
   activities                          $   865,100      $ 1,038,000       $   230,600       $   956,200      $ 1,252,900
  EBITDA1                                1,197,000        1,310,300         1,172,300         1,290,700        1,449,100
  EBITDA to revenues                          41.3%            41.7%             37.3%             39.5%            41.3%
  Total debt to EBITDA                         4.4x             3.8x              3.9x              3.2x             2.2x
  Capital expenditures                 $   256,100      $   333,500       $   189,700       $   806,300      $   246,000

                                                                         As of December 31,
                                       ---------------------------------------------------------------------------------
 BALANCE SHEET DATA                        1992              1993             1994              1995             1996
                                       -----------      -----------       -----------       -----------      -----------
   Total assets                        $12,499,300      $10,446,500       $ 8,285,300       $ 6,957,300      $ 5,657,200
   Total debt                            5,228,800        5,000,000         4,625,000         4,125,000        3,125,000
   General partners' deficit              (104,200)        (122,200)         (133,200)         (141,800)        (146,300)
   Limited partners' capital             5,942,200        4,173,900         3,084,300         2,230,500        1,782,500
------------------

         1 Operating income before depreciation and amortization. The Partnership measures its financial performance by its EBITDA, among other items. Based on its experience in the cable television industry, the Partnership believes that EBITDA and related measures of cash flow serve as important financial analysis tools for measuring and comparing cable television companies in several areas, such as liquidity, operating performance and leverage. This is evidenced by the covenants in the primary debt instruments of the Partnership, in which EBITDA-derived calculations are used as a measure of financial performance. EBITDA should not be considered by the reader as an alternative to net income, as an indicator of the Partnership's financial performance or as an alternative to cash flows as a measure of liquidity.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

         On February 8, 1996, President Clinton signed into law the 1996 Telecom Act. This statute substantially changed the competitive and regulatory environment for telecommunications providers by significantly amending the Communications Act, including certain of the rate regulation provisions previously imposed by the 1992 Cable Act. Compliance with those rate regulations has had a negative impact on the Partnership's revenues and cash flow. However, in accordance with the FCC's regulations, the Partnership will be able to increase regulated service rates in the future in response to inflation and specified historical and anticipated cost increases, although certain costs may continue to rise at a rate in excess of that which the Partnership will be permitted to pass on to its customers. The 1996 Telecom Act provides that certain of the rate regulations will be phased-out altogether in 1999. Further, the regulatory environment will continue to change pending, among other things, the outcome of legal challenges and FCC rulemaking and enforcement activity in respect of the 1992 Cable Act and the 1996 Telecom Act. There can be no assurance as to what, if any, future action may be taken by the FCC, Congress or any other regulatory authority or court, or the effect thereof on the Partnership's business. Accordingly, the Partnership's historical financial results as described below are not necessarily indicative of future performance.

         This Report includes certain forward looking statements regarding, among other things, future results of operations, regulatory requirements, competition, capital needs and general business conditions applicable to the Partnership. Such forward looking statements involve risks and uncertainties including, without limitation, the uncertainty of legislative and regulatory changes and the rapid developments in the competitive environment facing cable television operators such as the Partnership, as discussed more fully elsewhere in this Report.

RESULTS OF OPERATIONS

         1996 COMPARED TO 1995

         The Partnership's revenues increased from $3,267,000 to $3,510,700, or by 7.5%, for the year ended December 31, 1996 as compared to 1995. Of the $243,700 increase in revenues for the year ended December 31, 1996 as compared to 1995, $196,300 was due to increases in regulated service rates that were implemented by the Partnership in the second and fourth quarters of 1996, $121,500 was due to increases in other revenue producing items, primarily rebates from programming suppliers, and $37,700 was due to the restructuring of The Disney Channel from a premium channel to a tier channel effective July 1, 1996. These increases were partially offset by a $111,800 decrease due to decreases in the number of subscriptions for basic and premium service. As of December 31, 1996, the Partnership had approximately 9,500 homes subscribing to cable service and 2,800 premium service units.

         Service costs increased from $1,055,600 to $1,142,600, or by 8.2%, for the year ended December 31, 1996 as compared to 1995. Service costs represent costs directly attributable to providing cable services to customers. Of the $87,000 increase in service costs for the year ended December 31, 1996 as compared to 1995, $37,200 was due to an increase in copyright fees resulting from revenue increases as described above, $27,100 was due to a decrease in capitalization of labor and overhead costs due to fewer capital projects during 1996, $14,000 was due to increases in programming fees (including primary satellite fees), $3,300 was due to higher contractor costs and $2,400 was due to increased utility expense. The increase in programming fees included a $10,100 increase related to the restructuring of The Disney Channel discussed above.

         General and administrative expenses decreased from $453,200 to $433,300, or by 4.4%, for the year ended December 31, 1996 as compared to 1995. Of the $19,900 decrease for the year ended December 31, 1996 as compared to 1995, $43,100 was due to lower insurance premiums, $17,900 was due to a decrease in customer billing expense and $11,500 was due to a decrease in bad debt expense. These decreases were partially offset by a $33,600 increase in marketing expense, an increase of $14,500 due to expenses allocated by affiliates of the Corporate General Partner that provide system operating management services to the Partnership and a $6,900 increase in compliance costs associated with reregulation by the FCC.

         Management fees and reimbursed expenses increased from $467,500 to $485,700, or by 3.9%, for the year ended December 31, 1996 as compared to 1995. Of the $18,200 increase for the year ended December 31, 1996 as compared to 1995, management fees increased by $12,100 in direct relation to increased revenues as described above and reimbursed expenses increased by $6,100 primarily due to higher allocated personnel costs, rent expense, dues and subscription expense, professional service fees and compliance costs associated with reregulation by the FCC.

         Depreciation and amortization expense decreased from $1,815,600 to $1,618,000, or by 10.9%, for the year ended December 31, 1996 as compared to 1995, due to the effect of certain plant assets becoming fully depreciated and certain intangible assets becoming fully amortized in 1995.

         Operating loss decreased from $524,900 to $168,900, or by 67.8%, for the year ended December 31, 1996 as compared to 1995, due to increases in revenues and decreases in depreciation and amortization expense as described above.

         Interest expense decreased from $361,200 to $295,200, or by 18.3%, for the year ended December 31, 1996 as compared to 1995, due to a decrease in average borrowings from $4,433,600 in 1995 to $3,747,300 for the year ended December 31, 1996 and due to lower average interest rates (7.66% during 1995 compared to 7.32% during 1996).

         Due to the factors described above, the Partnership's net loss decreased from $862,400 to $452,500, or by 47.5%, for the year ended December 31, 1996 as compared to 1995.

         1995 COMPARED TO 1994

         The Partnership's revenues increased from $3,140,700 to $3,267,000, or by 4.0%, for the year ended December 31, 1995 as compared to 1994. Of the $126,300 increase in revenues, $115,300 was due to increases in regulated rates permitted under the 1992 Cable Act that were implemented by the Partnership in April 1995, $57,500 was due to increases in the number of subscriptions for cable services, $48,500 was due to increases in unregulated rates charged for premium services and $31,300 was due to increases in advertising sales and other revenue producing items. These increases were partially offset by rate decreases implemented in September 1994 to comply with the 1992 Cable Act, estimated by the Partnership to be approximately $126,300. As of December 31, 1995, the Partnership had approximately 9,800 homes subscribing to cable service and 3,400 premium service units.

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

         Management fees and reimbursed expenses decreased from $515,200 to $467,500, or by 9.3%, for the year ended December 31, 1995 as compared to 1994. Of the $47,700 decrease, $54,100 was due to decreased reimbursable expenses charged by the Corporate General Partner, including lower allocated personnel costs, property taxes, postage expense, telephone expense, office rent and compliance costs associated with reregulaiton by the FCC. Management fees increased by $6,400, or 4.1%, in direct relation with increased revenues as described above.

         Depreciation and amortization expense decreased by $177,700 from $1,993,300 to $1,815,600, or by 8.9%, for the year ended December 31, 1995 as compared to 1994 due to the effect of certain intangible assets becoming fully amortized. This decrease was partially offset by an increase resulting from a change in the estimated useful lives of certain assets. The Partnership rebuilt a portion of its plant during 1995 at an approximate cost of $113,000. Accordingly, the estimated remaining life of the existing plant was reduced and depreciation of its net book value accelerated. The impact of this change for the 12 months ended December 31, 1995 was approximately $102,700.

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

         DISTRIBUTIONS TO PARTNERS

         As provided in the Partnership Agreement, distributions to partners are funded from operating income before depreciation and amortization, if any, after providing for working capital and other liquidity requirements, including debt service and capital expenditures not otherwise funded by borrowings. No distributions were paid in 1994, 1995 or in 1996. Cash distributions to Partners are prohibited by the amended term loan agreement.

LIQUIDITY AND CAPITAL RESOURCES

         The Partnership's primary objective, having invested its net offering proceeds in cable systems, is to distribute to its partners all available cash flow from operations and proceeds from the sale of cable systems, if any, after providing for expenses, debt service and capital requirements relating to the expansion, improvement and upgrade of its cable systems. The Partnership currently relies exclusively on the availability of cash generated from operations to fund its ongoing expenses, debt service and capital requirements. In general, these requirements involve expansion, improvement and upgrade of the Partnership's existing cable systems. The Partnership spent approximately $246,000 in 1996, primarily for equipment and plant upgrades. Such expenditures are projected to be $250,000 for 1997. As of the date of this Report, 95% of the available channel capacity is being utilized in the Partnership's systems that serve 74% of its customers. In 1998, the Partnership intends to begin the rebuild of two systems, which together serve 86% of the customers in this group of systems and 64% of the Partnership's total customer base. The rebuild program is presently estimated to require aggregate capital expenditures of approximately $3.0 million. Funding rebuild capital expenditures will require refinancing the Partnership's term loan agreement and there can be no assurance that the Partnership will be able to obtain such a refinancing on terms acceptable to the Partnership.

         The Partnership has $3,125,000 outstanding under its term loan agreement. On December 18, 1996, the Partnership amended its term loan agreement (the "Amendment") to, among other things, extend the maturity date by 12 months from December 31, 1996 to December 31, 1997. The Amendment increases the quarterly principal payments from $250,000 in 1996 to $300,000 through September 30, 1997. The remaining balance of $2,225,000 is due on December 31, 1997. The Partnership paid a fee of $15,000 for the Amendment.

         Management's 1997 cash flow projections indicate that operating cash flows will not be sufficient to fund the required final debt payment due on December 31, 1997. Management is in the process of evaluating certain strategies to meet this obligation, which include refinancing the indebtedness. The Partnership has been successful in negotiating extensions of the maturity date over the past three years and expects to do so again in 1997, if required. However, there can be no assurance that the Partnership will be successful in negotiating a new debt agreement or extension of the current agreement, and, if successful, on terms favorable to the Partnership.

         The amended term loan agreement restricts the Partnership from paying distributions to the partners during the term of the agreement. The term loan agreement also contains certain financial tests and other covenants including, among others, restrictions on incurrence of indebtedness, investments, sale of assets, acquisitions, and other covenants, defaults and conditions. The Partnership believes that it was in compliance with its debt covenants as of December 31, 1996.

         1996  VS. 1995

         Operating activities provided $296,700 more cash in 1996 than in 1995. Cash generated by Partnership operations increased by $212,300 in 1996 after adding back non-cash items consisting of depreciation and amortization and loss on sale of cable assets. The change was also due to a $118,000 decrease in the payment of liabilities owed to the Corporate General Partner and third-party creditors due to the timing of payments. Changes in receivables and prepaid expenses used $33,600 more cash in 1996 than in 1995.

         The Partnership used $589,700 less cash in investing activities in 1996 than in the prior year due to a decrease of $560,300 in expenditures for tangible assets, partially offset by a $2,200 increase in expenditures for intangible assets. The Partnership received $31,600 in proceeds from the sale of property, plant and equipment in 1996. Financing activities used $489,400 more cash during 1996 than in 1995 due to a $500,000 increase in debt repayments partially offset by $10,600 decrease in the payment of deferred loan costs related to the Partnership's term loan agreement.

         Operating income before depreciation and amortization (EBITDA) as a percentage of revenues increased from 39.5% during 1995 to 41.3% in 1996. The increase was primarily due to higher revenues. EBITDA increased from $1,290,700 to $1,449,100, or by 12.3%, during 1996 compared with 1995.

         1995 VS. 1994

         Operating activities provided $725,600 more cash in 1995 than in 1994. The change was primarily due to a $720,000 decrease in the payment of liabilities owed to the Corporate General Partner and third-party creditors due to the timing of payments. Cash generated by Partnership operations increased by $68,400 in 1995 after adding back non-cash items consisting of depreciation and amortization. Changes in receivables and prepaid expenses used $62,800 more cash in 1995 than in 1994.

         The Partnership used $622,500 more cash in investing activities in 1995 than in the prior year due to an increase of $616,600 in expenditures for tangible assets and a $5,900 increase in expenditures for intangible assets. The Partnership used $122,400 more cash in financing activities during 1995 due to a $125,000 increase in the repayment of debt, partially offset by a $2,600 decrease in the payment of deferred loan costs related to the Partnership's term loan agreement.

         Operating income before depreciation and amortization (EBITDA) as a percentage of revenues increased from 37.3% during 1994 to 39.5% in 1995. The increase was primarily due to higher revenues and lower reimbursed expenses allocated by the Corporate General Partner. EBITDA increased from $1,172,300 to $1,290,700, or by 10.1%, during 1995 compared with 1994.

RECENT ACCOUNTING PRONOUNCEMENTS

         In March 1995, the FASB issued Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. In such cases, impairment losses are to be recorded based on estimated fair value, which would generally approximate discounted cash flows. Statement 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Partnership adopted Statement 121 in the first quarter of 1996, the effects of which were not material.

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

         Not applicable.

                                    PART III

ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The General Partners of the Partnership may be considered, for certain purposes, the functional equivalents of directors and executive officers. The Corporate General Partner is Enstar Communications Corporation, and Robert T. Graff, Jr. is the Individual General Partner. As part of Falcon Cablevision's September 30, 1988 acquisition of the Corporate General Partner, Falcon Cablevision received an option to acquire Mr. Graff's interest as Individual General Partner of the Partnership and other affiliated cable limited partnerships that he previously co-sponsored with the Corporate General Partner, and Mr. Graff received the right to cause Falcon Cablevision to acquire such interests. These arrangements were modified and extended in an amendment dated September 10, 1993 pursuant to which, among other things, the Corporate General Partner obtained the option to acquire Mr. Graff's interest in lieu of the purchase right described above which was originally granted to Falcon Cablevision. Since its incorporation in Georgia in 1982, the Corporate General Partner has been engaged in the cable/telecommunications business, both as a general partner of 15 limited partnerships formed to own and operate cable television systems and through a wholly-owned operating subsidiary. As of December 31, 1996, the Corporate General Partner managed cable television systems which had approximately 125,000 Subscribers.

         Falcon Cablevision was formed in 1984 as a California limited partnership and has been engaged in the ownership and operation of cable television systems since that time. Falcon Cablevision is a wholly-owned subsidiary of FHGLP. FHGI is the sole general partner of FHGLP. FHGLP currently operates cable systems through a series of subsidiaries and also controls the general partners of the 15 limited partnerships which operate under the Enstar name (including the Partnership). Although these limited partnerships are affiliated with FHGLP, their assets are owned by legal entities separate from the Partnership.

         Set forth below is certain general information about the Directors and Executive Officers of the Corporate General Partner:

NAME                    POSITION
----                    --------
Marc B. Nathanson       Director, Chairman of the Board and Chief Executive
                        Officer

Frank J. Intiso         Director, President and Chief Operating Officer

Stanley S. Itskowitch   Director, Executive Vice President and General Counsel

Michael K. Menerey      Director, Chief Financial Officer and Secretary

Joe A. Johnson          Executive Vice President - Operations

Jon W. Lunsford         Vice President - Finance and Corporate Development

Abel C. Crespo          Controller

MARC B. NATHANSON, 51, has been Chairman of the Board and Chief Executive Officer of FHGI and its predecessors since 1975, and prior to September 19, 1995 also served as President. He has been Chairman of the Board and Chief Executive Officer of Enstar Communications Corporation since October 1988, and also served as its President prior to September 1995. Prior to 1975, Mr. Nathanson was Vice President of Marketing for Teleprompter Corporation, at that time the largest multiple-system cable operator in the United States. He also held executive positions with Warner Cable and Cypress Communications Corporation. He is a former President of the California Cable Television Association and a member of Cable Pioneers. He is currently a Director of the National Cable Television Association ("NCTA") and serves on its Executive Committee. At the 1986 NCTA convention, Mr. Nathanson was honored by being named the recipient of the Vanguard Award for outstanding contributions to the growth and development of the cable television industry. Mr. Nathanson is a 27-year veteran of the cable television industry. He is a founder of the Cable Television Administration and Marketing Society ("CTAM") and the Southern California Cable Television

Association. Mr. Nathanson is also a Director of TV Por Cable Nacional, S.A.
de C.V. Mr. Nathanson is also Chairman of the Board and Chief Executive
Officer of Falcon International Communications, LLC ("FIC"). Mr. Nathanson was appointed by President Clinton and confirmed by the U.S. Senate for a three year term on the Board of Governors of International Broadcasting of the United States Information Agency.

FRANK J. INTISO, 50, was appointed President and Chief Operating Officer of FHGI in September 1995, and between 1982 and that date held the positions of Executive Vice President and Chief Operating Officer. He has been President and Chief Operating Officer of Enstar Communications Corporation since September 1995, and between October 1988 and September 1995 held the positions of Executive Vice President and Chief Operating Officer. Mr. Intiso is responsible for the day-to-day operations of all cable television systems under the management of FHGI. Mr. Intiso has a Masters Degree in Business Administration from the University of California, Los Angeles, and is a Certified Public Accountant. He serves as chair of the California Cable Television Association, and is on the boards of Cable Advertising Bureau, Cable In The Classroom, Community Antenna Television Association and California Cable Television Association. He is a member of the American Institute of Certified Public Accountants, the American Marketing Association, the American Management Association, and the Southern California Cable Television Association.

STANLEY S. ITSKOWITCH, 58, has been a Director of FHGI and its predecessors since 1975, and Senior Vice President and General Counsel from 1987 to 1990 and has been Executive Vice President and General Counsel since February 1990. He has been Executive Vice President and General Counsel of Enstar Communications Corporation since October 1988. He has been President and Chief Executive Officer of F.C. Funding, Inc. (formerly Fallek Chemical Company), which is a marketer of chemical products, since 1980. He is a Certified Public Accountant and a former tax partner in the New York office of Touche Ross & Co. (now Deloitte & Touche). He has a J.D. Degree and an L.L.M. Degree in Tax from New York University School of Law. Mr. Itskowitch is also Executive Vice President and General Counsel of FIC.

MICHAEL K. MENEREY, 45, has been Chief Financial Officer and Secretary of FHGI and its predecessors since 1984. He has been Chief Financial Officer and Secretary of Enstar Communications Corporation since October 1988. Mr. Menerey is a Certified Public Accountant and is a member of the American Institute of Certified Public Accountants and the California Society of Certified Public Accountants.

JOE A. JOHNSON, 52, has been Executive Vice President - Operations of FHGI since September 1995, and between January 1992 and that date was Senior Vice President. He has been Executive Vice President-Operations of Enstar Communications Corporation since January 1996. He was a Divisional Vice President of FHGI between 1989 and 1992. From 1982 to 1989, he held the positions of Vice President and Director of Operations for Sacramento Cable Television, Group W Cable of Chicago and Warner Amex. From 1975 to 1982, Mr. Johnson held cable system and regional manager positions with Warner Amex and Teleprompter.

JON W. LUNSFORD, 37, has been Vice President - Finance and Corporate Development FHGI since September 1994. He has been Vice President-Finance and Corporate Development of Enstar Communications Corporation since January 1996. From 1991 to 1994 he served as Director of Corporate Finance at Continental Cablevision, Inc. Prior to 1991, Mr. Lunsford was a Vice President with Crestar Bank.

ABEL C. CRESPO, 37, has been Controller of FHGI since January 1997. Mr. Crespo joined Falcon in December 1984, and has held various accounting positions during that time, most recently that of Senior Assistant Controller. Mr. Crespo holds a Bachelor of Science degree in Business Administration from California State University, Los Angeles.

CERTAIN KEY PERSONNEL

         The following sets forth, as of December 31, 1996, biographical information about certain officers of FHGI and Falcon Cable Group, a division of FHGLP, who share certain responsibilities with the officers of the Corporate General Partner with respect to the operation and management of the Partnership.

LYNNE A. BUENING, 43, has been Vice President of Programming of Falcon Cable Group since November 1993. From 1989 to 1993, she served as Director of Programming for Viacom Cable, a division of Viacom International Inc. Prior to that, Ms. Buening held programming and marketing positions in the cable, broadcast, and newspaper industries.

OVANDO COWLES, 43, has been Vice President of Advertising Sales and Production of Falcon Cable Group since January 1992. From 1988 to 1991, he served as a Director of Advertising Sales and Production at Cencom Cable Television in Pasadena, California. He was an Advertising Sales Account Executive at Choice Television from 1985 to 1988. From 1983 to 1985, Mr. Cowles served in various sales and advertising positions.

HOWARD J. GAN, 50, has been Vice President of Regulatory Affairs of FHGI and its predecessors since 1988 and Vice President of Regulatory Affairs of Falcon Cable Group since its inception. He was General Counsel at Malarkey-Taylor Associates, a Washington, DC based telecommunications consulting firm, from 1986 to 1988. He was Vice President and General Counsel at the Cable Television Information Center from 1978 to 1983. In addition, he was an attorney and an acting Branch Chief of the Federal Communications Commission's Cable Television Bureau from 1975 to 1978.

R.W. ("SKIP") HARRIS, 49, has been Vice President of Marketing of Falcon Cable Group since June 1991. He is a member of the CTAM Premium Television Committee. Mr. Harris was National Director of Affiliate Marketing for The Disney Channel from 1985 to 1991. He was also a sales manager, regional marketing manager and director of marketing for Cox Cable Communications from 1978 to 1985.

JOAN SCULLY, 61, has been Vice President of Human Resources of FHGI and its predecessors since May 1988 and Vice President of Human Resources of Falcon Cable Group since its inception. From 1987 to May 1988, she was self-employed as a Management Consultant to cable and transportation companies. She served as Director of Human Resources of a Los Angeles based cable company from 1985 through 1987. Prior to that time she served as a human resource executive in the entertainment and aerospace industries. Ms. Scully holds a Masters Degree in Human Resources Management from Pepperdine University.

MICHAEL D. SINGPIEL, 49, was appointed Vice President of Operations of Falcon Cable Group in March 1996. Mr. Singpiel joined Falcon in October 1992 as Divisional Vice President of Falcon's Eastern Division. From 1990 to 1992, Mr. Singpiel was Vice President of C-Tec Cable Systems in Michigan. Mr. Singpiel held various positions with Comcast in New Jersey and Michigan from 1980 to 1990.

RAYMOND J. TYNDALL, 49, has been Vice President of Engineering of Falcon Cable Group since October 1989. From 1975 to September 1989 he held various technical positions with Choice TV and its predecessors. From 1967 to 1975, he held various technical positions with Sammons Communications. He is a certified National Association of Radio and Television Engineering ("NARTE") engineer in lightwave, microwave, satellite and broadband.

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

ITEM 11.         EXECUTIVE COMPENSATION

MANAGEMENT FEE

         The Partnership has a management agreement (the "Management Agreement") with Enstar Cable Corporation, a wholly owned subsidiary of the Corporate General Partner (the "Manager"), pursuant to which Enstar Cable Corporation manages the Partnership's systems and provides all operational support for the activities of the Partnership. For these services, the Manager receives a management fee of 5% of the Partnership's gross revenues, excluding revenues from the sale of cable television systems or franchises calculated and paid monthly. In addition, the Partnership reimburses the Manager for certain operating expenses incurred by the Manager in the day-to-day operation of the Partnership's cable systems. The Management Agreement also requires the Partnership to indemnify the Manager (including its officers, employees, agents and shareholders) against loss or expense, absent negligence or deliberate breach by the Manager of the Management Agreement. The Management Agreement is terminable by the Partnership upon sixty (60) days written notice to the Manager. The Manager has engaged FHGLP to provide certain management services for the Partnership and pays FHGLP a portion of the management fees it receives in consideration of such services and reimburses FHGLP for expenses incurred by FHGLP on its behalf. Additionally, the Partnership receives certain system operating management services from an affiliate of the Manager in lieu of directly employing personnel to perform such services. The Partnership reimburses the affiliate for its allocable share of the affiliate's operating costs. The Corporate General Partner also performs certain supervisory and administrative services for the Partnership, for which it is reimbursed.

         For the fiscal year ended December 31, 1996, the Manager charged the Partnership management fees of approximately $175,500 and reimbursed expenses of $310,200. The Partnership also reimbursed an affiliate approximately $46,000 for system operating management services. In addition, certain programming services are purchased through Falcon Cablevision. The Partnership paid Falcon Cablevision approximately $727,900 for these programming services for fiscal year 1996.

PARTICIPATION IN DISTRIBUTIONS

         The General Partners are entitled to share in distributions from, and profit and losses in, the Partnership. See Item 5., "Market for Registrant's Equity Securities and Related Security Holder Matters."

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         As of March 3, 1997, the common stock of FHGI was owned as follows:
78.5 % by Falcon Cable Trust, a grantor trust of which Marc B. Nathanson is trustee and he and members of his family are beneficiaries; 20% by Greg A. Nathanson; and 1.5% by Stanley S. Itskowitch. In 1989, FHGI issued to Hellman & Friedman Capital Partners, A California Limited Partnership ("H&F"), a $1,293,357 convertible debenture due 1999 convertible under certain circumstances into ten percent of the common stock of FHGI and entitling H&F to elect one director to the board of directors of FHGI. H&F elected Marc B. Nathanson pursuant to such right. In 1991 FHGI issued to Hellman & Friedman Capital Partners II, A California Limited Partnership ("H&FII"), additional convertible debentures due 1999 in the aggregate amount of $2,006,198 convertible under certain circumstances into approximately 6.3% of the common stock of FHGI and entitling H&FII to elect one director to the board of directors of FHGI. As of March 3, 1997, H&FII had not exercised this right. FHGLP also held 12.1% of the interests in the General Partner, and Falcon Cable Trust, Frank Intiso and H&FII held 58.9%, 12.1% and 16.3% of the General Partner, respectively. Such interests entitle the holders thereof to an allocable share of cash distributions and profits and losses of the General Partner in proportion to their ownership. Greg A. Nathanson is Marc B. Nathanson's brother.

         As of March 3, 1997, Marc B. Nathanson and members of his family owned, directly or indirectly, outstanding partnership interests (comprising both general partner interests and limited partner interests) aggregating approximately 0.46% of Falcon Classic Cable Income Properties, L.P. and 2.58% of Falcon Video Communications. In accordance with the respective partnership agreements of these two partnerships, after the return of capital to and the receipt of certain preferred returns by the limited partners of such partnerships, FHGLP and certain of its officers and directors had rights to future profits greater than their ownership interests of capital in such partnerships.

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

         FHGLP also manages the operations of Falcon Classic Cable Income Properties, L.P., Falcon Video Communications, L.P., and, through its management of the operation of Falcon Cablevision (a subsidiary of FHGLP), the partnerships of which Enstar Communications Corporation is the Corporate General Partner, including the Partnership. On September 30, 1988, Falcon Cablevision acquired all of the outstanding stock of Enstar Communications Corporation. Certain members of management of the Corporate General Partner have also been involved in the management of other cable ventures. FHGLP contemplates entering into other cable ventures, including ventures similar to the Partnership.

         Conflicts of interest involving acquisitions and dispositions of cable television systems could adversely affect Unitholders. For instance, the economic interests of management in other affiliated partnerships are different from those in the Partnership and this may create conflicts relating to which acquisition opportunities are preserved for which partnerships.

         These affiliations subject FHGLP and the Corporate General Partner and their management to certain conflicts of interest. Such conflicts of interest relate to the time and services management will devote to the Partnership's affairs and to the acquisition and disposition of cable television systems. Management or its affiliates may establish and manage other entities which could impose additional conflicts of interest.

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



(b)              Reports on Form 8-K

                 The Registrant filed a Form 8-K dated November 12, 1996, in which it reported under Item 5 that an unsolicited offer to purchase partnership units had been made without the consent of the Corporate General Partner.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 25, 1997.



                                       ENSTAR INCOME/GROWTH PROGRAM SIX-A, L.P.

                                       By:   Enstar Communications Corporation,
                                             Corporate General Partner

                                             By: /s/  Marc B. Nathanson
                                             ----------------------------------
                                             Marc B. Nathanson
                                             Chairman of the Board and
                                                Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on the 25th day of March 1997.


                   Signatures                                                Title(*)
         ----------------------------                   ---------------------------------------------------
         /s/ Marc B. Nathanson                          Chairman of the Board and Chief Executive Officer
         ----------------------------                   (Principal Executive Officer)
         Marc B. Nathanson


         /s/ Michael K. Menerey                         Chief Financial Officer, Secretary and Director
         ----------------------------                   (Principal Financial and Accounting Officer)
         Michael K. Menerey




         /s/ Frank J. Intiso                            President, Chief Operating Officer
         ----------------------------                   and Director
         Frank J. Intiso



         /s/ Stanley S. Itskowitch                      Executive Vice President, General Counsel
         ----------------------------                   and Director
         Stanley S. Itskowitch



(*) Indicates position(s) held with Enstar Communications Corporation, the Corporate General Partner of the Registrant.

                         INDEX TO FINANCIAL STATEMENTS


                                                                   PAGE
                                                                   ----
Report of Independent Auditors                                     F-2

Balance Sheets - December 31, 1995 and 1996                        F-3

Financial Statements for each of
  the three years in the period
  ended December 31, 1996:

    Statements of Operations                                       F-4

    Statements of Partnership Capital (Deficit)                    F-5

    Statements of Cash Flows                                       F-6

Notes to Financial Statements                                      F-7


All schedules have been omitted because they are either not required, not applicable or the information has otherwise been supplied.

                         REPORT OF INDEPENDENT AUDITORS



Partners
Enstar Income/Growth Program Six-A, L.P.  (A Georgia Limited Partnership)


We have audited the accompanying balance sheets of Enstar Income/Growth Program Six-A, L.P. (A Georgia Limited Partnership) as of December 31, 1995 and 1996, and the related statements of operations, partnership capital (deficit), and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Enstar Income/Growth Program Six-A, L.P. at December 31, 1995 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.




                                                  /s/   ERNST & YOUNG LLP

Los Angeles, California
February 21, 1997

                    ENSTAR INCOME/GROWTH PROGRAM SIX-A, L.P.

                                 BALANCE SHEETS

                    ========================================



                                                                                         December 31,
                                                                             ---------------------------------
                                                                                  1995                1996
                                                                             -------------       -------------
 ASSETS:
  Cash and cash equivalents                                                  $     175,800       $     169,400

  Accounts receivable, less allowance of $8,000 and
    $5,100 for possible losses                                                      38,900             116,100

  Prepaid expenses and other                                                        27,800              36,800

  Property, plant and equipment, less accumulated
    depreciation and amortization                                                4,256,200           3,881,100

  Franchise cost, net of accumulated
    amortization of $8,038,900 and $3,505,100                                    2,418,400           1,421,100

  Deferred loan costs and other, net                                                40,200              32,700
                                                                             -------------       -------------
                                                                             $   6,957,300       $   5,657,200
                                                                             =============       =============

                                         LIABILITIES AND PARTNERSHIP CAPITAL
                                         -----------------------------------

 LIABILITIES:
  Accounts payable                                                           $     445,800       $     454,500
  Due to affiliates                                                                297,800             441,500
  Note payable                                                                   4,125,000           3,125,000
                                                                             -------------       -------------

       TOTAL LIABILITIES                                                         4,868,600           4,021,000
                                                                             -------------       -------------
 COMMITMENTS AND CONTINGENCIES

 PARTNERSHIP CAPITAL (DEFICIT):
  General partners                                                                (141,800)           (146,300)
  Limited partners                                                               2,230,500           1,782,500
                                                                             -------------       -------------
       TOTAL PARTNERSHIP CAPITAL                                                 2,088,700           1,636,200
                                                                             -------------       -------------
                                                                             $   6,957,300       $   5,657,200
                                                                             =============       =============





                See accompanying notes to financial statements.

                    ENSTAR INCOME/GROWTH PROGRAM SIX-A, L.P.

                            STATEMENTS OF OPERATIONS

                    ========================================


                                                                                    Year Ended December 31,
                                                                 -------------------------------------------------------
                                                                      1994                 1995                1996
                                                                 -------------          ------------        ------------
 REVENUES                                                        $   3,140,700          $  3,267,000        $  3,510,700
                                                                 -------------          ------------        ------------
 OPERATING EXPENSES:
   Service costs                                                     1,021,600             1,055,600           1,142,600

   General and administrative expenses                                 431,600               453,200             433,300

   General Partner management fees
     and reimbursed expenses                                           515,200               467,500             485,700

   Depreciation and amortization                                     1,993,300             1,815,600           1,618,000
                                                                 -------------          ------------        ------------

                                                                     3,961,700             3,791,900           3,679,600
                                                                 -------------          ------------        ------------

 Operating loss                                                       (821,000)             (524,900)           (168,900)
                                                                 -------------          ------------        ------------
 OTHER INCOME (EXPENSE):
   Interest expense                                                   (298,200)             (361,200)           (295,200)

   Interest income                                                      18,600                23,700              12,600

   Loss on sale of cable assets                                              -                     -              (1,000)
                                                                 -------------          ------------        ------------

                                                                      (279,600)             (337,500)           (283,600)
                                                                 -------------          ------------        ------------

 NET LOSS                                                        $  (1,100,600)         $   (862,400)       $   (452,500)
                                                                 =============          ============        ============

 NET LOSS PER UNIT OF LIMITED
   PARTNERSHIP INTEREST                                          $      (13.65)         $     (10.70)       $      (5.61)
                                                                 =============          ============        ============

 WEIGHTED AVERAGE LIMITED
   PARTNERSHIP UNITS OUTSTANDING
   DURING THE YEAR                                                      79,818                79,818              79,818
                                                                 =============          ============        ============






                See accompanying notes to financial statements.

                    ENSTAR INCOME/GROWTH PROGRAM SIX-A, L.P.

                  STATEMENTS OF PARTNERSHIP CAPITAL (DEFICIT)

                  ===========================================


                                                              General           Limited
                                                              Partners          Partners             Total
                                                           -------------      ------------       ------------
 PARTNERSHIP CAPITAL (DEFICIT),
   January 1, 1994                                         $    (122,200)     $  4,173,900       $  4,051,700

     Net loss for year                                           (11,000)       (1,089,600)        (1,100,600)
                                                           -------------      ------------       ------------
 PARTNERSHIP CAPITAL (DEFICIT),
   December 31, 1994                                            (133,200)        3,084,300          2,951,100

     Net loss for year                                            (8,600)         (853,800)          (862,400)
                                                           -------------      ------------       ------------
 PARTNERSHIP CAPITAL (DEFICIT),
   December 31, 1995                                            (141,800)        2,230,500          2,088,700

     Net loss for year                                            (4,500)         (448,000)          (452,500)
                                                           -------------      ------------       ------------

 PARTNERSHIP CAPITAL (DEFICIT),
   December 31, 1996                                       $    (146,300)     $  1,782,500       $  1,636,200
                                                           =============      ============       ============









                See accompanying notes to financial statements.

                    ENSTAR INCOME/GROWTH PROGRAM SIX-A, L.P

                            STATEMENTS OF CASH FLOWS

                    =======================================

                                                                         Year Ended December 31,
                                                           --------------------------------------------------
                                                                1994               1995              1996
                                                           -------------      ------------       ------------
 Cash flows from operating activities:
   Net loss                                                $  (1,100,600)     $   (862,400)      $   (452,500)

   Adjustments to reconcile net loss to
     net cash provided by operating activities:
     Depreciation and amortization                             1,993,300         1,815,600          1,618,000

     Amortization of deferred loan costs                          13,300            21,200             20,200

     Loss on sale of cable assets                                   -                 -                 1,000

     Increase (decrease) from changes in:
       Accounts receivable, prepaid expenses
         and other assets                                         10,200           (52,600)           (86,200)

       Accounts payable and due to affiliates                   (685,600)           34,400            152,400
                                                           -------------      ------------       ------------

         Net cash provided by operating activities               230,600           956,200          1,252,900
                                                           -------------      ------------       ------------

 Cash flows from investing activities:
   Capital expenditures                                         (189,700)         (806,300)          (246,000)

   Increase in intangible assets                                 (18,100)          (24,000)           (26,200)

   Proceeds from sale of property, plant and
       equipment                                                     -                 -               31,600
                                                           -------------      ------------       ------------


         Net cash used in investing activities                  (207,800)         (830,300)          (240,600)
                                                           -------------      ------------       ------------

 Cash flows from financing activities:
   Repayment of debt                                            (375,000)         (500,000)        (1,000,000)

   Deferred loan costs                                           (31,900)          (29,300)           (18,700)
                                                           -------------      ------------       ------------

         Net cash used in financing activities                  (406,900)         (529,300)        (1,018,700)
                                                           -------------      ------------       ------------

 Net decrease in cash and cash equivalents                      (384,100)         (403,400)            (6,400)


 Cash and cash equivalents at beginning of year                  963,300           579,200            175,800
                                                           -------------      ------------       ------------

 Cash and cash equivalents at end of year                  $     579,200      $    175,800       $    169,400
                                                           =============      ============       ============





                See accompanying notes to financial statements.

                    ENSTAR INCOME/GROWTH PROGRAM SIX-A,L.P.

                         NOTES TO FINANCIAL STATEMENTS

                    =======================================



NOTE 1 - SUMMARY OF ACCOUNTING POLICIES

FORM OF PRESENTATION

         Enstar Income/Growth Program Six-A, L.P. , a Georgia limited partnership (the "Partnership"), owns and operates cable television systems in rural areas of Illinois and Tennessee.

         The financial statements do not give effect to any assets that the partners may have outside of their interest in the Partnership, nor to any obligations, including income taxes of the partners.

CASH EQUIVALENTS

         For purposes of the statements of cash flows, the Partnership considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

         Cash equivalents at December 31, 1996 include $179,000 of short-term investments in commercial paper.

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

                    ENSTAR INCOME/GROWTH PROGRAM SIX-A,L.P.

                         NOTES TO FINANCIAL STATEMENTS

                                  (CONTINUED)

                    =======================================



NOTE 1 - SUMMARY OF ACCOUNTING POLICIES (CONCLUDED)

RECOVERABILITY OF ASSETS

         The Partnership assesses on an ongoing basis the recoverability of intangible and capitalized plant assets based on estimates of future undiscounted cash flows compared to net book value. If the future undiscounted cash flow estimate were less than net book value, net book value would then be reduced to estimated fair value, which would generally approximate discounted cash flows. The Partnership also evaluates the amortization periods of assets to determine whether events or circumstances warrant revised estimates of useful lives.

REVENUE RECOGNITION

         Revenues from cable services are recognized as the services are provided.

INCOME TAXES

         As a partnership, Enstar Income/Growth Program Six-A, L.P. pays no income taxes. All of the income, gains, losses, deductions and credits of the Partnership are passed through to its partners. The basis in the Partnership's assets and liabilities differs for financial and tax reporting purposes. At December 31, 1996, the book basis of the Partnership's net assets exceeds its tax basis by $1,054,600.

EARNINGS PER UNIT OF LIMITED PARTNERSHIP INTEREST

         Earnings and losses are allocated 99% to the limited partners and 1% to the general partners. Earnings and losses per unit of limited partnership interest are based on the weighted average number of units outstanding during the year.

RECLASSIFICATIONS

         Certain prior year amounts have been reclassified to conform to the 1996 presentation.

USE OF ESTIMATES

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

                    ENSTAR INCOME/GROWTH PROGRAM SIX-A,L.P.

                         NOTES TO FINANCIAL STATEMENTS

                                  (CONTINUED)

                    =======================================



NOTE 2 - PARTNERSHIP MATTERS

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

         The amended partnership agreement generally provides that all cash flows be distributed 1% to the general partners and 99% to the limited partners until the limited partners have received aggregate cash distributions equal to their original capital contributions. The amended partnership agreement also provides that all partnership operating profits be allocated to the partners in the same proportion as cash flow distributions are made. After the limited partners have received cash flow equal to their initial investment, the general partners will only receive a 1% distribution of proceeds from a disposition or refinancing of a system until the limited partners have received an annual simple interest return of at least 8% of their initial investment less any distributions from previous dispositions or refinancing of systems.
Thereafter, proceeds from a disposition or refinancing of a system shall be distributed 80% to the limited partners and 20% to the general partners. Gains from dispositions of systems are first allocated in the same manner as the proceeds from such dispositions. This occurs until the dispositions result in the aggregate fair market value of the Partnership's remaining system(s) being less than or equal to 50% of the aggregate contributions to the capital of the Partnership by the partners.

         Any losses, whether resulting from operations or the sale or disposition of a system, are allocated 99% to the limited partners and 1% to the general partners until the limited partners' capital account balances are equal to zero. Thereafter, all losses are allocated to the Corporate General Partner.

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

         The amended partnership agreement limits the amount of debt the Partnership may incur.

                    ENSTAR INCOME/GROWTH PROGRAM SIX-A,L.P.

                         NOTES TO FINANCIAL STATEMENTS

                                  (CONTINUED)

                    =======================================


NOTE 3 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of:

                                                                          December 31,
                                                                ---------------------------------
                                                                   1995                 1996
                                                                ------------         ------------
 Cable television systems                                       $  7,767,100         $  7,904,800
 Vehicles, furniture and
     equipment, and leasehold
     improvements                                                    342,800              345,700
                                                                ------------         ------------

                                                                   8,109,900            8,250,500
 Less accumulated depreciation
     and amortization                                              3,853,700            4,369,400
                                                                ------------         ------------

                                                                $  4,256,200         $  3,881,100
                                                                ============         ============

NOTE 4 - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

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

NOTE 5 - NOTE PAYABLE

         During December 1989, the Partnership entered into a term loan agreement (the "Agreement"). On December 18, 1996 the Partnership amended its Agreement to extend the maturity date to December 31, 1997. The Agreement, as amended, requires quarterly principal payments of $300,000 continuing through September 30, 1997 with the balance of the loan due on December 31, 1997. The Agreement provides for quarterly payments of interest at either the prime rate or 1.125% above the LIBOR rate. The interest rate is determined at the Partnership's option. The LIBOR rate was 5.59% and the prime rate was 8.25% at December 31, 1996. The debt is collateralized by substantially all of the Partnership's assets.

         The Agreement contains various requirements and restrictions including prohibitions of distributions to partners, maintenance of minimum operating results, required financial reporting, restrictions on the incurrence of indebtedness and sales of assets, and limitations on investments, acquisitions and advances. Management believes that the Partnership was in compliance with all such covenants at December 31, 1996.

                    ENSTAR INCOME/GROWTH PROGRAM SIX-A,L.P.

                         NOTES TO FINANCIAL STATEMENTS

                                  (CONTINUED)

                    =======================================


NOTE 5 - NOTE PAYABLE (CONCLUDED)

Debt Maturity

         Management's 1997 cash flow projections indicate that operating cash flows will not be sufficient to fund the required final debt payment due on December 31, 1997. Management is in the process of evaluating certain strategies to meet this obligation, which include refinancing the indebtedness. The Partnership has been successful in negotiating extensions of the maturity date over the past three years and expects to do so again in 1997, if required. However, there can be no assurance that the Partnership will be successful in negotiating a new debt agreement or extension of the current agreement, and, if successful, on terms favorable to the Partnership.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

         The Partnership leases buildings and tower sites associated with its systems under operating leases expiring in various years through 2004.

         Future minimum rental payments under non-cancelable operating leases that have remaining terms in excess of one year as of December 31, 1996 are as follows:

               Year                                                                     Amount
               ----                                                                     ------
               1997                                                                    $16,700
               1998                                                                     16,400
               1999                                                                      8,300
               2000                                                                      2,600
               2001                                                                      2,600
               Thereafter                                                                5,200
                                                                                     ---------
                                                                                       $51,800
                                                                                     =========

         Rentals, other than pole rentals, charged to operations approximated $12,700, $13,800 and $17,700 in 1994, 1995 and 1996, respectively. Pole rentals approximated $36,600, $36,800 and $38,800 in 1994, 1995 and 1996,
respectively.

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

                    ENSTAR INCOME/GROWTH PROGRAM SIX-A,L.P.

                         NOTES TO FINANCIAL STATEMENTS

                                  (CONTINUED)

                    =======================================


NOTE 6 - COMMITMENTS AND CONTINGENCIES (CONCLUDED)

         It also believes that any potential future liabilities for refund claims or other related actions would not be material. The Telecommunications Act of 1996 (the "1996 Telecom Act") was signed into law on February 8, 1996. This statute contains a significant overhaul of the federal regulatory structure. As it pertains to cable television, the 1996 Telecom Act, among other things, (i) ends the regulation of certain non-basic programming services in 1999; (ii) expands the definition of effective competition, the existence of which displaces rate regulation; (iii) eliminates the restriction against the ownership and operation of cable systems by telephone companies within their local exchange service areas; and (iv) liberalizes certain of the FCC's cross-ownership restrictions. The FCC is in the process of conducting a number of additional rulemaking proceedings in order to implement many of the provisions of the 1996 Telecom Act.

NOTE 7 - EMPLOYEE BENEFIT PLANS

         The Partnership has a cash or deferred profit sharing plan (the "Profit Sharing Plan") covering substantially all of its employees. The Profit Sharing Plan provides that each participant may elect to make a contribution in an amount up to 15% of the participant's annual compensation which otherwise would have been payable to the participant as salary. The Partnership's contribution to the Profit Sharing Plan, as determined by management, is discretionary but may not exceed 15% of the annual aggregate compensation (as defined) paid to all participating employees. There were no contributions charged against operations for the Profit Sharing Plan in 1994, 1995 or 1996.

NOTE 8 - TRANSACTIONS WITH THE GENERAL PARTNERS AND AFFILIATES

         The Partnership has a management and service agreement with a wholly owned subsidiary of the Corporate General Partner (the "Manager") for a monthly management fee of 5% of gross receipts, as defined, from the operations of the Partnership. Management fee expense was $157,000, and $163,400 and $175,500 in 1994, 1995 and 1996, respectively.

         In addition to the monthly management fee, the Partnership reimburses the Manager for direct expenses incurred on behalf of the Partnership, and for the Partnership's allocable share of operational costs associated with services provided by the Manager. All cable television properties managed by the Corporate General Partner and its subsidiaries are charged a proportionate share of these expenses. Corporate office allocations and district office expenses are charged to the properties served based primarily on the respective percentage of basic customers served within the designated service areas. The total amount charged to the Partnership for these services approximated $358,200, $304,100 and $310,200 in 1994, 1995 and 1996, respectively.

         The Partnership also receives certain system operating management services from an affiliate of the Corporate General Partner in addition to the Manager, due to the fact that there are no such employees directly employed by one of the Partnership's cable systems. The Partnership reimburses the affiliate for its allocable share of the affiliate's operational costs. The total amount charged to the Partnership for these costs approximated $12,200, $17,300 and $46,000 in 1994, 1995 and 1996, respectively. No management fee is payable to the affiliate by the Partnership and there is no duplication of reimbursed expenses and costs paid to the Manager.

                    ENSTAR INCOME/GROWTH PROGRAM SIX-A, L.P.

                         NOTES TO FINANCIAL STATEMENTS
                                  (CONCLUDED)

                    =======================================



NOTE 8 - TRANSACTIONS WITH THE GENERAL PARTNERS AND AFFILIATES (CONCLUDED)

         Certain programming services have been purchased through Falcon Cablevision. Falcon Cablevision charges the Partnership for these costs based on an estimate of what the Corporate General Partner could negotiate for such programming services for the 15 partnerships managed by the Corporate General Partner as a group. The Partnership recorded programming fee expense of $654,000 , $713,900 and $727,900 in 1994, 1995 and 1996, respectively.
Programming fees are included in service costs in the statements of operations.

NOTE 9 - SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

         Cash paid for interest amounted to $258,600, $400,400 and $294,900 in 1994, 1995 and 1996, respectively.

                                EXHIBIT INDEX

        EXHIBIT
        NUMBER   DESCRIPTION
        ------   -----------

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

         10.15   Franchise ordinance granting  a non-exclusive community antenna television franchise for the city of Sandoval,
                 Illinois.(7)

         10.16   A resolution of the Village Board of Odin, Illinois extending the Cable Television Franchise of Enstar
                 Cable.  Passed and adopted December 12, 1994.(7)

        Exhibit
        Number   Description
        -------  -----------
         10.17   Second Amendment to Credit Agreement between Enstar Income/Growth Program Six-A, L.P. and NationsBank of
                 Texas, N.A., a national banking association (formerly NCNB Texas National Bank).(7)

         10.18   Third Amendment to Credit Agreement between Enstar Income/Growth Program Six-A, L.P. and NationsBank of Texas,
                 N.A., a national banking association (formerly NCNB Texas National Bank).(8)

         10.19   Fourth Amendment to Credit Agreement between Enstar Income/Growth Program Six-A, L.P. and NationsBank
                 of Texas, N.A., a national banking association (formerly NCNB Texas National Bank).

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

(4) Incorporated by reference to the exhibits to the Registrant's Quarterly Report on Form 10-Q, File No. 0-17687 for the quarter ended June 30, 1993.

(5) Incorporated by reference to the exhibits to the Registrant's Annual Report on Form 10-K, File No. 0-17687 for the fiscal year ended December 31, 1993.

(6) Incorporated by reference to the exhibits to the Registrant's Current Report on Form 8-K, File No. 0-17687 dated October 17, 1994.

(7) Incorporated by reference to the exhibits to the Registrant's Annual Report on Form 10-K, File No. 0-17687 for the fiscal year ended December 31, 1994.

(8) Incorporated by reference to the exhibits to the Registrant's Annual Report on Form 10-K, File No. 0-17687 for the fiscal year ended December 31, 1995.