Form 10-Q
period 1997-03-31
ENSTAR INCOME GROWTH PROGRAM SIX A L P
filed 1997-05-09
CIK 824778

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                    FORM 10-Q

(MARK ONE)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     March 31, 1997
                               ----------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to __________________________

                         Commission File Number   0-17687
                                                 ---------

Enstar Income/Growth Program Six-A, L.P.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

          Georgia                                               58-1755230
-------------------------------                           ----------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                            Identification Number)

 10900 Wilshire Boulevard - 15th Floor
       Los Angeles, California                                    90024
----------------------------------------                 ----------------------
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code: (310) 824-9990
                                                   -----------------


--------------------------------------------------------------------------------
               Former name, former address and former fiscal year,
                         if changed since last report.



           Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                             -----   -----

                         PART I - FINANCIAL INFORMATION

                    ENSTAR INCOME/GROWTH PROGRAM SIX-A, L.P.

                            CONDENSED BALANCE SHEETS

                ===============================================



                                                                      December 31,       March 31,
                                                                         1996*             1997
                                                                      ------------      -----------
                                                                                        (Unaudited)
ASSETS:
   Cash and cash equivalents                                          $   169,400       $    46,800

   Accounts receivable, less allowance of $5,100 and
      $5,600 for possible losses                                          116,100           120,300

   Prepaid expenses and other                                              36,800            38,700

   Property, plant and equipment, less accumulated
      depreciation and amortization of $4,369,400 and $4,496,100        3,881,100         3,760,600

   Franchise cost, net of accumulated
      amortization of $3,505,100 and $3,607,600                         1,421,100         1,324,000

   Deferred loan costs and other, net                                      32,700            31,500
                                                                      -----------       -----------

                                                                      $ 5,657,200       $ 5,321,900
                                                                      ===========       ===========

                                  LIABILITIES AND PARTNERSHIP CAPITAL
                                  -----------------------------------
LIABILITIES:
   Accounts payable                                                   $   454,500       $   346,400
   Due to affiliates                                                      441,500           447,900
   Note payable                                                         3,125,000         2,825,000
                                                                      -----------       -----------

            TOTAL LIABILITIES                                           4,021,000         3,619,300
                                                                      -----------       -----------

COMMITMENTS AND CONTINGENCIES

PARTNERSHIP CAPITAL (DEFICIT):
   General partners                                                      (146,300)         (145,600)
   Limited partners                                                     1,782,500         1,848,200
                                                                      -----------       -----------

            TOTAL PARTNERSHIP CAPITAL                                   1,636,200         1,702,600
                                                                      -----------       -----------

                                                                      $ 5,657,200       $ 5,321,900
                                                                      ===========       ===========


               *As presented in the audited financial statements.
           See accompanying notes to condensed financial statements.

                    ENSTAR INCOME/GROWTH PROGRAM SIX-A, L.P.

                       CONDENSED STATEMENTS OF OPERATIONS

                ===============================================



                                                              Unaudited
                                                    ---------------------------
                                                         Three months ended
                                                              March 31,
                                                    ---------------------------
                                                       1996              1997
                                                    ---------         ---------
REVENUES                                            $ 851,300         $ 905,800
                                                    ---------         ---------

OPERATING EXPENSES:
   Service costs                                      276,800           299,000
   General and administrative expenses                108,900           102,000
   General Partner management fees
      and reimbursed expenses                         112,100           131,200
   Depreciation and amortization                      403,700           248,900
                                                    ---------         ---------

                                                      901,500           781,100
                                                    ---------         ---------

OPERATING INCOME (LOSS)                               (50,200)          124,700
                                                    ---------         ---------

OTHER INCOME (EXPENSE):
   Interest income                                      3,400             2,800
   Interest expense                                   (81,800)          (61,200)
   Gain on sale of cable assets                          --                 100
                                                    ---------         ---------

                                                      (78,400)          (58,300)
                                                    ---------         ---------

NET INCOME (LOSS)                                   $(128,600)        $  66,400
                                                    =========         =========

NET INCOME (LOSS) PER UNIT OF LIMITED
   PARTNERSHIP INTEREST                             $   (1.60)        $     .82
                                                    =========         =========

AVERAGE LIMITED PARTNERSHIP
   UNITS OUTSTANDING DURING PERIOD                     79,818            79,818
                                                    =========         =========



           See accompanying notes to condensed financial statements.

                    ENSTAR INCOME/GROWTH PROGRAM SIX-A, L.P.

                            STATEMENTS OF CASH FLOWS

                ===============================================



                                                                                 Unaudited
                                                                        -------------------------
                                                                           Three months ended
                                                                                 March 31,
                                                                        -------------------------
                                                                           1996            1997
                                                                        ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                    $(128,600)      $  66,400
   Adjustments to reconcile net income (loss) to net cash
      provided by operating activities:
        Depreciation and amortization                                     403,700         248,900
        Amortization of deferred loan costs                                 5,700           3,800
        Gain on sale of cable assets                                         --              (100)
        Increase (decrease) from changes in:
           Accounts receivable, prepaid expenses and other assets          10,900          (6,100)
           Accounts payable                                               (65,300)       (108,100)
                                                                        ---------       ---------

               Net cash provided by operating activities                  226,400         204,800
                                                                        ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                   (16,900)        (23,300)
   Increase in intangible assets                                           (9,700)        (10,300)
   Proceeds from sale of property, plant and equipment                       --               100
                                                                        ---------       ---------

               Net cash used in investing activities                      (26,600)        (33,500)
                                                                        ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Deferred loan costs                                                     (3,700)           (300)
   Repayment of debt                                                         --          (300,000)
   Due to affiliates                                                      127,500           6,400
                                                                        ---------       ---------

               Net cash provided by (used in) financing activities        123,800        (293,900)
                                                                        ---------       ---------

INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS                                                            323,600        (122,600)

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD                                                 175,800         169,400
                                                                        ---------       ---------

CASH AND CASH EQUIVALENTS
   AT END OF PERIOD                                                     $ 499,400       $  46,800
                                                                        =========       =========



           See accompanying notes to condensed financial statements.

                    ENSTAR INCOME/GROWTH PROGRAM SIX-A, L.P.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                     =======================================


1.         INTERIM FINANCIAL STATEMENTS

           The accompanying condensed interim financial statements for the three months ended March 31, 1997 and 1996 are unaudited. These condensed interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Partnership's latest Annual Report on Form 10-K. In the opinion of management, such statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of such periods. The results of operations for the three months ended March 31, 1997 are not necessarily indicative of results for the entire year.

2.         TRANSACTIONS WITH THE GENERAL PARTNER AND AFFILIATES

           The Partnership has a management and service agreement with a wholly owned subsidiary of the Corporate General Partner (the "Manager") for a monthly management fee of 5% of revenues, excluding revenues from the sale of cable television systems or franchises. Management fee expense approximated $45,300 for the three months ended March 31, 1997.

           In addition to the monthly management fee described above, the Partnership reimburses the Manager for direct expenses incurred on behalf of the Partnership and for the Partnership's allocable share of operational costs associated with services provided by the Manager. All cable television properties managed by the Corporate General Partner and its subsidiary are charged a proportionate share of these expenses. Corporate office allocations and district office expenses are charged to the properties served based primarily on the respective percentage of basic subscribers or homes passed (dwelling units within a system) within the designated service areas. The total amount charged to the Partnership for these services approximated $85,900 for the three months ended March 31, 1997. Management fees and reimbursed expenses due the Corporate General Partner are non-interest bearing.

           The Partnership also receives certain system operating management services from an affiliate of the Corporate General Partner in addition to the Manager due to the fact that there are no such employees directly employed by one of the Partnership's cable systems. The Partnership reimburses the affiliate for its allocable share of the affiliate's operational costs. The total amount charged to the Partnership for these costs approximated $11,600 for the three months ended March 31, 1997. No management fee is payable to the affiliate by the Partnership and there is no duplication of reimbursed expenses and costs paid to the Manager.

           Certain programming services have been purchased through an affiliate of the Partnership. In turn, the affiliate charges the Partnership for these costs based on an estimate of what the Corporate General Partner could negotiate for such programming services for the 15 partnerships managed by the Corporate General Partner as a group. The Partnership recorded programming fee expense of $194,000 for the three months ended March 31, 1997. Programming fees are included in service costs in the statements of operations.

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

4.         RECLASSIFICATIONS

           Certain 1996 amounts have been reclassified to conform to the 1997 presentation.

                    ENSTAR INCOME/GROWTH PROGRAM SIX-A, L.P.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

           On February 8, 1996, President Clinton signed into law the Telecommunications Act of 1996 (the "1996 Telecom Act"). This statute substantially changed the competitive and regulatory environment for telecommunications providers by significantly amending the Communications Act of 1934, including certain of the rate regulation provisions previously imposed by the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act"). Compliance with those rate regulations has had a negative impact on the Partnership's revenues and cash flow. The 1996 Telecom Act provides that certain of the rate regulations will be phased out altogether in 1999. Further, the regulatory environment will continue to change pending, among other things, the outcome of legal challenges and FCC rulemaking and enforcement activity in respect of the 1992 Cable Act and the 1996 Telecom Act. There can be no assurance as to what, if any, further action may be taken by the FCC, Congress or any other regulatory authority or court, or the effect thereof on the Partnership's business. Accordingly, the Partnership's historical financial results as described below are not necessarily indicative of future performance.

           This Report includes certain forward looking statements regarding, among other things, future results of operations, regulatory requirements, competition, capital needs and general business conditions applicable to the Partnership. Such forward looking statements involve risks and uncertainties including, without limitation, the uncertainty of legislative and regulatory changes and the rapid developments in the competitive environment facing cable television operators such as the Partnership. In addition to the information provided herein, reference is made to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1996 for additional information regarding such matters and the effect thereof on the Partnership's business.

RESULTS OF OPERATIONS

           The Partnership's revenues increased from $851,300 to $905,800, or by 6.4%, for the quarter ended March 31, 1997 as compared to the corresponding period in 1996. Of the $54,500 increase, $56,100 was due to increases in regulated service rates that were implemented by the Partnership in the second and fourth quarters of 1996, $18,600 was due to the restructuring of The Disney Channel from a premium channel to a tier channel effective July 1, 1996 and $7,900 was due to an increase in advertising sales revenue. These increases were partially offset by a $20,500 decrease due to decreases in the number of subscriptions for basic and premium services and a $7,600 decrease in other revenue producing items. As of March 31, 1997, the Partnership had approximately 9,700 homes subscribing to cable service and 2,700 premium service units.

           Service costs increased from $276,800 to $299,000, or by 8.0%, for the quarter ended March 31, 1997 as compared to the corresponding period in 1996. Service costs represent costs directly attributable to providing cable services to customers. Of the $22,200 increase, $17,800 was due to increases in programming fees (including primary satellite fees) and $5,300 was due to an increase in copyright fees. The increase in programming fees included a $5,200 increase related to the restructuring of The Disney Channel discussed above.

                    ENSTAR INCOME/GROWTH PROGRAM SIX-A, L.P.


RESULTS OF OPERATIONS (CONCLUDED)

           General and administrative expenses decreased from $108,900 to $102,000, or by 6.3%, for the quarter ended March 31, 1997 as compared to the corresponding period in 1996. Of the $6,900 decrease, $5,300 was due to lower insurance premiums and $1,600 was due to nominal decreases in various other accounts.

           Management fees and reimbursed expenses increased from $112,100 to $131,200, or by 17.0%, for the quarter ended March 31, 1997 as compared to the corresponding period in 1996. Of the $19,100 increase, reimbursed expenses increased by $16,400, primarily due to higher allocated personnel costs resulting from staff additions and wage increases. Management fees increased by $2,700 in direct relation to increased revenues as described above.

           Depreciation and amortization expense decreased from $403,700 to $248,900, or by 38.3%, for the quarter ended March 31, 1997 as compared to the corresponding period in 1996, due to the effect of certain intangible assets becoming fully amortized.

           The Partnership generated operating income of $124,700 for the quarter ended March 31, 1997 compared to an operating loss of $50,200 for the corresponding period in 1996 primarily due to decreases in depreciation and amortization expense and increases in revenues as described above.

           Interest expense decreased from $81,800 to $61,200, or by 25.2%, for the quarter ended March 31, 1997 as compared to the corresponding period in 1996, due to lower average interest rates (8.8% in the 1996 quarter versus 6.9% for the first three months of 1997) and a decrease in average borrowings from $4,125,000 in the first quarter of 1996 to $3,125,000 for the quarter ended March 31, 1997.

           Due to the factors described above, the Partnership generated net income of $66,400 for the quarter ended March 31, 1997 compared to a net loss of $128,600 for the corresponding period in 1996.

LIQUIDITY AND CAPITAL RESOURCES

           The Partnership's primary objective, having invested its net offering proceeds in cable systems, is to distribute to its partners all available cash flow from operations and proceeds from the sale of cable systems, if any, after providing for expenses, debt service and capital requirements relating to the expansion, improvement and upgrade of its cable systems. The Partnership currently relies exclusively on the availability of cash generated from operations to fund its ongoing expenses, debt service and capital requirements. In general, these requirements involve expansion, improvement and upgrade of the Partnership's existing cable systems. The Partnership's capital expenditures are projected to be $250,000 for 1997. As of the date of this Report, 95% of the available channel capacity is being utilized in the Partnership's systems that serve 74% of its customers. In 1998, the Partnership intends to begin the rebuild of two systems, which together serve 86% of the customers in this group of systems and 64% of the Partnership's total customer base. The rebuild program is presently estimated to require aggregate capital expenditures of approximately $3.0 million. Funding rebuild capital expenditures will require refinancing the Partnership's term loan agreement and there can be no assurance that the Partnership will be able to obtain such a refinancing on terms acceptable to the Partnership.

                    ENSTAR INCOME/GROWTH PROGRAM SIX-A, L.P.

           The Partnership has $2,825,000 outstanding under its term loan agreement. On December 18, 1996, the Partnership amended its term loan agreement (the "Amendment") to, among other things, extend the maturity date by 12 months from December 31, 1996 to December 31, 1997. The Amendment increases the quarterly principal payments from $250,000 in 1996 to $300,000 through September 30, 1997. The remaining balance of $2,225,000 is due on December 31, 1997. The Partnership paid a fee of $15,000 for the Amendment. To fund its debt service payments, the Partnership will be required to defer the payment of a portion of its 1997 management fees and reimbursable expenses due the Corporate General Partner. Additionally, the Partnership will defer the payment of certain programming fees due an affiliate. As of March 31, 1997, the Partnership owed the Corporate General Partner $223,000 for management fees and reimbursable expenses, and also owed an affiliate in excess of $78,500 for programming fees.

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

           The amended term loan agreement restricts the Partnership from paying distributions to the partners during the term of the agreement. The term loan agreement also contains certain financial tests and other covenants including, among others, restrictions on incurrence of indebtedness, investments, sale of assets, acquisitions, and other covenants, defaults and conditions. Management believes the Partnership was in compliance with its debt covenants as of March 31, 1997.

           THREE MONTHS ENDED MARCH 31, 1997 AND 1996

           Cash provided by operating activities decreased by $21,600 in the three months ended March 31, 1997 from the corresponding period of the prior year. The Partnership used $42,800 more cash to pay amounts owed to third party creditors in the first quarter of 1997 than in the comparable period of 1996 due to differences in the timing of payments. Changes in receivables and prepaid expenses provided $17,000 less cash in the first three months of 1997 as compared to the first three months of 1996 due to differences in the timing of receivable collections and in the payment of prepaid expenses. Cash generated by Partnership operations increased by $38,200 in the first quarter of 1997 after adding back non-cash depreciation and amortization charges.

           The Partnership used $6,900 more cash in investing activities during the three months ended March 31, 1997 than in the comparable three months of 1996 primarily due to increases of $6,400 in expenditures for tangible assets and $600 in expenditures for intangible assets. Financing activities used $417,700 more cash in the quarter ended March 31, 1997 principally due to a $300,000 scheduled debt repayment. Changes in amounts owed to affiliates provided $121,100 less cash in the first three months of 1997. In the comparable quarter of 1996, the Partnership deferred payment of a greater portion of the management fees and reimbursed expenses due the Corporate General Partner than in the 1997 period. The Partnership used

                    ENSTAR INCOME/GROWTH PROGRAM SIX-A, L.P.


LIQUIDITY AND CAPITAL RESOURCES (CONCLUDED)

$3,400 less cash for the payment of deferred loan costs related to the Partnership's loan agreement in the first three months of 1997.

           Operating income before depreciation and amortization (EBITDA) as a percentage of revenue decreased from 41.5% during the first three months of 1996 to 41.2% during the corresponding 1997 period. The decrease was primarily due to higher programming fees. EBITDA increased from $353,500 to $373,600, or by 5.7%, for the three months ended March 31, 1997 compared to the first three months of 1996.

INFLATION

           Certain of the Partnership's expenses, such as those for wages and benefits, equipment repair and replacement, and billing and marketing generally increase with inflation. However, the Partnership does not believe that its financial results have been, or will be, adversely affected by inflation in a material way.

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



                                      By: ENSTAR COMMUNICATIONS CORPORATION
                                          General Partner






Date:  May 6, 1997                    By:  /s/ Michael K. Menerey
                                          ----------------------------
                                          Michael K. Menerey,
                                          Chief Financial Officer