Form 10-Q
period 1997-06-30
ENSTAR INCOME GROWTH PROGRAM SIX A L P
filed 1997-08-12
CIK 824778

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                    FORM 10-Q

(MARK ONE)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      June 30, 1997
                               ------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_________________ to ______________________

                         Commission File Number   0-17687
                                                  -------

Enstar Income/Growth Program Six-A, L.P.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

           Georgia                                             58-1755230
--------------------------------                         -----------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                            Identification Number)

10900 Wilshire Boulevard - 15th Floor
      Los Angeles, California                                     90024
----------------------------------------                 -----------------------
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code: (310) 824-9990
                                                    --------------


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

                            CONDENSED BALANCE SHEETS

                ================================================


                                                                        December 31,          June 30,
                                                                           1996*               1997
                                                                        -----------         -----------
                                                                                            (Unaudited)
ASSETS:
   Cash and cash equivalents                                            $   169,400         $   314,500

   Accounts receivable, less allowance of $5,100 and
      $6,100 for possible losses                                            116,100              39,100

   Prepaid expenses and other assets                                         36,800              33,200

   Property, plant and equipment, less accumulated
      depreciation and amortization of $4,369,400 and $4,630,000          3,881,100           3,651,500

   Franchise cost, net of accumulated
      amortization of $3,505,100 and $2,374,600                           1,421,100           1,255,300

   Deferred loan costs and other, net                                        32,700              27,800
                                                                        -----------         -----------

                                                                        $ 5,657,200         $ 5,321,400
                                                                        ===========         ===========

                                LIABILITIES AND PARTNERSHIP CAPITAL
                                -----------------------------------


LIABILITIES:
   Accounts payable                                                     $   454,500         $   392,900
   Due to affiliates                                                        441,500             633,000
   Note payable                                                           3,125,000           2,525,000
                                                                        -----------         -----------

          TOTAL LIABILITIES                                               4,021,000           3,550,900
                                                                        -----------         -----------

COMMITMENTS AND CONTINGENCIES

PARTNERSHIP CAPITAL (DEFICIT):
   General partners                                                        (146,300)           (145,000)
   Limited partners                                                       1,782,500           1,915,500
                                                                        -----------         -----------

               TOTAL PARTNERSHIP CAPITAL                                  1,636,200           1,770,500
                                                                        -----------         -----------

                                                                        $ 5,657,200         $ 5,321,400
                                                                        ===========         ===========


               *As presented in the audited financial statements.
            See accompanying notes to condensed financial statements.

                    ENSTAR INCOME/GROWTH PROGRAM SIX-A, L.P.

                       CONDENSED STATEMENTS OF OPERATIONS

                ================================================


                                                                Unaudited
                                                       ---------------------------
                                                           Three months ended
                                                                June 30,
                                                       ---------------------------
                                                          1996              1997
                                                       ---------         ---------
REVENUES                                               $ 843,600         $ 900,900
                                                       ---------         ---------

OPERATING EXPENSES:
   Service costs                                         269,900           305,500
   General and administrative expenses                   115,800           130,400
   General Partner management fees
      and reimbursed expenses                            126,800           123,900
   Depreciation and amortization                         412,100           218,600
                                                       ---------         ---------

                                                         924,600           778,400
                                                       ---------         ---------

OPERATING INCOME (LOSS)                                  (81,000)          122,500
                                                       ---------         ---------

OTHER INCOME (EXPENSE):
   Interest income                                         3,800             3,900
   Interest expense                                      (73,300)          (58,500)
   Loss on sale of cable assets                           (1,000)             --
                                                       ---------         ---------

                                                         (70,500)          (54,600)
                                                       ---------         ---------

NET INCOME (LOSS)                                      $(151,500)        $  67,900
                                                       =========         =========

Net income (loss) allocated to General Partners        $  (1,500)        $     700
                                                       =========         =========

Net income (loss) allocated to Limited Partners        $(150,000)        $  67,200
                                                       =========         =========

NET INCOME (LOSS) PER UNIT OF LIMITED
   PARTNERSHIP INTEREST                                $   (1.88)        $    0.84
                                                       =========         =========

AVERAGE LIMITED PARTNERSHIP
   UNITS OUTSTANDING DURING PERIOD                        79,818            79,818
                                                       =========         =========


           See accompanying notes to condensed financial statements.

                    ENSTAR INCOME/GROWTH PROGRAM SIX-A, L.P.

                       CONDENSED STATEMENTS OF OPERATIONS

                ================================================


                                                                  Unaudited
                                                        ------------------------------
                                                             Six months ended
                                                                 June 30,
                                                       -------------------------------
                                                          1996                1997
                                                       -----------         -----------
REVENUES                                               $ 1,694,900         $ 1,806,700
                                                       -----------         -----------

OPERATING EXPENSES:
   Service costs                                           546,700             604,500
   General and administrative expenses                     224,700             232,400
   General Partner management fees
      and reimbursed expenses                              238,900             255,100
   Depreciation and amortization                           815,800             467,500
                                                       -----------         -----------

                                                         1,826,100           1,559,500
                                                       -----------         -----------

OPERATING INCOME (LOSS)                                   (131,200)            247,200
                                                       -----------         -----------

OTHER INCOME (EXPENSE):
   Interest income                                           7,200               6,700
   Interest expense                                       (155,100)           (119,700)
   Gain (loss) on sale of cable assets                      (1,000)                100
                                                       -----------         -----------

                                                          (148,900)           (112,900)
                                                       -----------         -----------

NET INCOME (LOSS)                                      $  (280,100)        $   134,300
                                                       ===========         ===========

Net income (loss) allocated to General Partners        $    (2,800)        $     1,300
                                                       ===========         ===========

Net income (loss) allocated to Limited Partners        $  (277,300)        $   133,000
                                                       ===========         ===========

NET INCOME (LOSS) PER UNIT OF LIMITED
   PARTNERSHIP INTEREST                                $     (3.47)        $      1.67
                                                       ===========         ===========

AVERAGE LIMITED PARTNERSHIP
   UNITS OUTSTANDING DURING PERIOD                          79,818              79,818
                                                       ===========         ===========


           See accompanying notes to condensed financial statements.

                    ENSTAR INCOME/GROWTH PROGRAM SIX-A, L.P.

                            STATEMENTS OF CASH FLOWS

                ================================================


                                                                               Unaudited
                                                                       ---------------------------
                                                                           Six months ended
                                                                                June 30,
                                                                       ---------------------------
                                                                         1996               1997
                                                                       ---------         ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                   $(280,100)        $ 134,300
   Adjustments to reconcile net income (loss) to net cash
      provided by operating activities:
       Depreciation and amortization                                     815,800           467,500
       Amortization of deferred loan costs                                10,900             7,500
       (Gain) loss on sale of cable assets                                 1,000              (100)
       Increase (decrease) from changes in:
         Accounts receivable, prepaid expenses and other assets            2,100            80,600
         Accounts payable                                                (96,600)          (61,600)
                                                                       ---------         ---------

             Net cash provided by operating activities                   453,100           628,200
                                                                       ---------         ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                 (101,100)          (56,200)
   Increase in intangible assets                                         (17,100)          (18,200)
   Proceeds from sale of property, plant and equipment                    31,500               100
                                                                       ---------         ---------

             Net cash used in investing activities                       (86,700)          (74,300)
                                                                       ---------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Due to affiliates                                                     178,000           191,500
   Deferred loan costs                                                    (3,700)             (300)
   Repayment of debt                                                    (250,000)         (600,000)
                                                                       ---------         ---------

             Net cash used in financing activities                       (75,700)         (408,800)
                                                                       ---------         ---------

INCREASE IN CASH AND CASH EQUIVALENTS                                    290,700           145,100

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD                                                175,800           169,400
                                                                       ---------         ---------

CASH AND CASH EQUIVALENTS
   AT END OF PERIOD                                                    $ 466,500         $ 314,500
                                                                       =========         =========


           See accompanying notes to condensed financial statements.

                    ENSTAR INCOME/GROWTH PROGRAM SIX-A, L.P.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                     =======================================


1.       INTERIM FINANCIAL STATEMENTS

         The accompanying condensed interim financial statements for the three and six months ended June 30, 1997 and 1996 are unaudited. These condensed interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Partnership's latest Annual Report on Form 10-K. In the opinion of management, such statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of such periods. The results of operations for the three and six months ended June 30, 1997 are not necessarily indicative of results for the entire year.

2.       TRANSACTIONS WITH THE GENERAL PARTNERS AND AFFILIATES

         The Partnership has a management and service agreement with a wholly owned subsidiary of the Corporate General Partner (the "Manager") for a monthly management fee of 5% of revenues, excluding revenues from the sale of cable television systems or franchises. Management fee expense approximated $45,000 and $90,300 for the three and six months ended June 30, 1997.

         In addition to the monthly management fee described above, the Partnership reimburses the Manager for direct expenses incurred on behalf of the Partnership and for the Partnership's allocable share of operational costs associated with services provided by the Manager. All cable television properties managed by the Corporate General Partner and its subsidiary are charged a proportionate share of these expenses. Corporate office allocations and district office expenses are charged to the properties served based primarily on the respective percentage of basic subscribers or homes passed (dwelling units within a system) within the designated service areas. The total amount charged to the Partnership for these services approximated $78,900 and $164,800 for the three and six months ended June 30, 1997. Management fees and reimbursed expenses due the Corporate General Partner are non-interest bearing.

         The Partnership also receives certain system operating management services from an affiliate of the Corporate General Partner in addition to the Manager due to the fact that there are no such employees directly employed by one of the Partnership's cable systems. The Partnership reimburses the affiliate for its allocable share of the affiliate's operational costs. The total amount charged to the Partnership for these costs approximated $12,200 and $23,700 for the three and six months ended June 30, 1997. No management fee is payable to the affiliate by the Partnership and there is no duplication of reimbursed expenses and costs paid to the Manager.

         Certain programming services have been purchased through an affiliate of the Partnership. In turn, the affiliate charges the Partnership for these costs based on an estimate of what the Corporate General Partner could negotiate for such programming services for the 15 partnerships managed by the Corporate General Partner as a group. The Partnership recorded programming fee expense of $200,000 and $394,000 for the three and six months ended June 30, 1997. Programming fees are included in service costs in the statements of operations.

                    ENSTAR INCOME/GROWTH PROGRAM SIX-A, L.P.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (CONCLUDED)

                     =======================================


3.       EARNINGS PER UNIT OF LIMITED PARTNERSHIP INTEREST

         Earnings and losses per unit of limited partnership interest is based on the average number of units outstanding during the periods presented. For this purpose, earnings and losses have been allocated 99% to the Limited Partners and 1% to the General Partners. The General Partners do not own units of partnership interest in the Partnership, but rather hold a participation interest in the income, losses and distributions of the Partnership.

4.       RECLASSIFICATIONS

         Certain 1996 amounts have been reclassified to conform to the 1997 presentation.

                    ENSTAR INCOME/GROWTH PROGRAM SIX-A, L.P.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

         On February 8, 1996, President Clinton signed into law the Telecommunications Act of 1996 (the "1996 Telecom Act"). This statute substantially changed the competitive and regulatory environment for telecommunications providers by significantly amending the Communications Act of 1934, including certain of the rate regulation provisions previously imposed by the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act"). Compliance with those rate regulations has had a negative impact on the Partnership's revenues and cash flow. The 1996 Telecom Act provides that certain of the rate regulations will be phased out altogether in 1999. Further, the regulatory environment will continue to change pending, among other things, the outcome of legal challenges and Federal Communications Commission (the "FCC") rulemaking and enforcement activity in respect of the 1992 Cable Act and the 1996 Telecom Act. There can be no assurance as to what, if any, further action may be taken by the FCC, Congress or any other regulatory authority or court, or the effect thereof on the Partnership's business. Accordingly, the Partnership's historical financial results as described below are not necessarily indicative of future performance.

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

RESULTS OF OPERATIONS

         The Partnership's revenues increased from $843,600 to $900,900, or by 6.8%, and from $1,694,900 to $1,806,700, or by 6.6%, for the three and six months ended June 30, 1997 as compared to the corresponding periods in 1996. Of the $57,300 increase in revenues for the three months ended June 30, 1997 as compared to the corresponding period in 1996, $68,600 was due to increases in regulated service rates that were implemented by the Partnership in the second and fourth quarters of 1996 and $20,100 was due to the restructuring of The Disney Channel from a premium channel to a tier channel effective July 1, 1996. These increases were partially offset by a decrease of $31,400 due to decreases in the number of subscriptions for basic and premium services. Of the $111,800 increase in revenues for the six months ended June 30, 1997 as compared to the corresponding period in 1996, $121,500 was due to the increases in regulated service rates, $38,900 was due to the restructuring of The Disney Channel and $10,700 was due to an increase in advertising sales revenue. These increases were partially offset by a decrease of $49,100 due to decreases in the number of subscriptions for basic and premium services and a $10,200 decrease in other revenue producing items. As of June 30, 1997, the Partnership had approximately 9,700 homes subscribing to cable service and 2,600 premium service units.

                    ENSTAR INCOME/GROWTH PROGRAM SIX-A, L.P.

         Service costs increased from $269,900 to $305,500, or by 13.2%, and from $546,700 to $604,500, or by 10.6%, for the three and six months ended June 30, 1997 as compared to the corresponding periods in 1996. Service costs represent costs directly attributable to providing cable services to customers. Programming fees and copyright fees accounted for the majority of the increase in both periods. Programming expense increased primarily as a result of higher rates charged by program suppliers, and copyright fees increased due to increases in revenues.

         General and administrative expenses increased from $115,800 to $130,400, or by 12.6%, and from $224,700 to $232,400, or by 3.4%, for the three and six months ended June 30, 1997 as compared to the corresponding periods in 1996, primarily due to increases in marketing expense. Higher insurance premiums also accounted for the quarterly increase.

         Management fees and reimbursed expenses decreased from $126,800 to $123,900, or by 2.3%, for the quarter ended June 30, 1997 and increased from $238,900 to $255,100, or by 6.8%, for the six months ended June 30, 1997 as compared to the corresponding periods in 1996. Management fees increased in both periods in direct relation to increased revenues as described above. The decrease for the three months was due to reimbursable expenses, primarily allocated telephone and marketing expenses. The increase for the six months was also due to an increase in reimbursable expenses, principally allocated personnel costs.

         Operating income before income taxes, depreciation and amortization (EBITDA) is a commonly used financial analysis tool for measuring and comparing cable television companies in several areas, such as liquidity, operating performance and leverage. EBITDA as a percentage of revenue decreased from 39.2% to 37.9% and from 40.4% to 39.6% during the three and six months ended June 30, 1997 compared to the corresponding periods in 1996. The decrease was primarily due to higher programming fees. EBITDA increased from $331,100 to $341,100, or by 3.0%, and from $684,600 to $714,700, or by 4.4%, for the three and six months ended June 30, 1997 as compared to the corresponding periods in 1996. EBITDA should be considered in addition to and not as a substitute for net income and cash flows determined in accordance with generally accepted accounting principles as an indicator of financial performance and liquidity.

         Depreciation and amortization expense decreased from $412,100 to $218,600, or by 47.0%, and from $815,800 to $467,500, or by 42.7%, for the three and six months ended June 30, 1997 as compared to the corresponding periods in 1996, due to the effect of certain intangible assets becoming fully amortized.

         The Partnership generated operating income of $122,500 and $247,200 for the three and six months ended June 30, 1997 as compared to an operating loss of $81,000 and $131,200 for the corresponding periods in 1996, primarily due to decreases in depreciation and amortization expense and increases in revenues as described above.

         Interest expense decreased from $73,300 to $58,500, or by 20.2%, and from $155,100 to $119,700, or by 22.8%, for the three and six months ended June 30, 1997 as compared to the corresponding periods in 1996, due to lower average borrowings in the 1997 periods.

                    ENSTAR INCOME/GROWTH PROGRAM SIX-A, L.P.


RESULTS OF OPERATIONS (CONCLUDED)

         Due to the factors described above, the Partnership generated net income of $67,900 and $134,300 for the three and six months ended June 30, 1997 as compared with a net loss of $151,500 and $280,100 for the corresponding periods in 1996.

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

         The Partnership has $2,525,000 outstanding under its term loan agreement. On December 18, 1996, the Partnership amended its term loan agreement (the "Amendment") to, among other things, extend the maturity date by 12 months from December 31, 1996 to December 31, 1997. The Amendment increases the quarterly principal payments from $250,000 in 1996 to $300,000 through September 30, 1997. The remaining balance of $2,225,000 is due on December 31, 1997. The Partnership paid a fee of $15,000 for the Amendment. To fund its debt service payments, the Partnership will be required to defer the payment of a portion of its 1997 management fees and reimbursable expenses due the Corporate General Partner. Additionally, the Partnership will defer the payment of certain programming fees due an affiliate. As of June 30, 1997, the Partnership owed the Corporate General Partner $249,000 for management fees and reimbursable expenses, and also owed an affiliate in excess of $247,000 for programming fees.

         The amended term loan agreement restricts the Partnership from paying distributions to the partners during the term of the agreement. The term loan agreement also contains certain financial tests and other covenants including, among others, restrictions on incurrence of indebtedness, investments, sale of assets, acquisitions, and other covenants, defaults and conditions. Management believes the Partnership was in compliance with its debt covenants as of June 30, 1997.

         Management's 1997 cash flow projections indicate that operating cash flows will not be sufficient to fund the required final debt payment due on December 31, 1997. Management is in the process of evaluating certain strategies to meet this obligation, which include refinancing the indebtedness. Among other things, the Corporate General Partner has engaged in discussions with a number of possible financing sources regarding the availability and terms of a replacement bank facility for the Partnership. These discussions have to date

                    ENSTAR INCOME/GROWTH PROGRAM SIX-A, L.P.


LIQUIDITY AND CAPITAL RESOURCES (CONCLUDED)

not been successful. The Corporate General Partner has generally been advised that an individual facility of the size needed by the Partnership is too small to interest most banks which lend to the cable television industry. Accordingly, on June 6, 1997, the Corporate General Partner and an affiliated partnership formed Enstar Finance Company, LLC ("EFC"). The Corporate General Partner's objective is to have EFC obtain a secured bank facility of up to $35 million in order to provide funds that would in turn be advanced to the Partnership and certain of the other related partnerships managed by the Corporate General Partner. Such funds would be used to repay existing bank obligations and other liabilities of such partnerships and to provide capital to fund future rebuild and upgrade requirements. Based on discussions with prospective lenders, the Corporate General Partner believes that this structure, if implemented, will provide capital to the Partnership that it would not otherwise be able to obtain on a "stand-alone" basis. Any advances by EFC will be independently collateralized by the individual partnership borrowers so that no partnership will be required to accept responsibility for borrowings made to other partnerships. The Corporate General Partner has received a commitment letter from two agent banks regarding the terms of a bank facility for EFC, although a definitive credit agreement has not been executed as of the date of this Report. The Corporate General Partner presently expects the EFC facility to be completed in the third quarter and, accordingly, contemplates that a loan will be made by EFC to the Partnership that will repay the existing facility. Failure of the Partnership to fund the required December 31, 1997 payment without relief from the lender will permit the lender to pursue its legal remedies against the Partnership.

         SIX MONTHS ENDED JUNE 30, 1997 AND 1996

         Cash provided by operating activities increased by $175,100 in the six months ended June 30, 1997 from the corresponding period in 1996. Changes in receivables and prepaid expenses provided $78,500 more cash in the first six months of 1997 than in the first six months of 1996 due to differences in the timing of receivable collections and in the payment of prepaid expenses. Cash generated by Partnership operations increased by $61,600 in the first half of 1997 after adding back non-cash depreciation and amortization charges and losses on the sale of cable assets or deducting recognized gains on such sales. The Partnership used $35,000 less cash to pay amounts owed to third party creditors in the first half of 1997 than in the comparable period of 1996 due to differences in the timing of payments.

         The Partnership used $12,400 less cash in investing activities during the six months ended June 30, 1997 than in the comparable six months of 1996, primarily due to a decrease of $44,900 in expenditures for tangible assets, partially offset by a decrease of $31,400 in proceeds from the sale of equipment. Expenditures for intangible assets used $1,100 more cash in the 1997 period. Financing activities used $333,100 more cash in the first half of 1997 principally due to an increase of $350,000 in the repayment of debt. Changes in amounts owed to the Corporate General Partner provided $13,500 more cash in 1997 as compared to the same period in 1996. The Partnership used $3,400 less cash for the payment of deferred loan costs related to the Partnership's loan agreement in the first six months of 1997 than in the prior year period.

                    ENSTAR INCOME/GROWTH PROGRAM SIX-A, L.P.


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


                                       By: ENSTAR COMMUNICATIONS CORPORATION
                                           General Partner




Date:  August 12, 1997                 By: /s/ Michael K. Menerey
                                           -------------------------
                                           Michael K. Menerey,
                                           Chief Financial Officer