Form 10-Q
period 1997-09-30
ENSTAR INCOME GROWTH PROGRAM SIX A L P
filed 1997-11-13
CIK 824778

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           --------------------------

                                    FORM 10-Q

(MARK ONE)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended       September 30, 1997
                                 ---------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to ________________________

                       Commission File Number   0-17687
                                                --------

Enstar Income/Growth Program Six-A, L.P.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

          Georgia                                               58-1755230
-------------------------------                           ----------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                            Identification Number)

 10900 Wilshire Boulevard - 15th Floor
      Los Angeles, California                                      90024
----------------------------------------                  ----------------------
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code:   (310) 824-9990
                                                    ------------------


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

                        Exhibit Index located at Page E-1

                         PART I - FINANCIAL INFORMATION

                    ENSTAR INCOME/GROWTH PROGRAM SIX-A, L.P.

                            CONDENSED BALANCE SHEETS

                 ==============================================

                                                                           December 31,      September 30,
                                                                              1996*              1997
                                                                           -----------       -----------
                                                                                              (Unaudited)
ASSETS:
   Cash and cash equivalents                                               $   169,400       $   357,000

   Accounts receivable, less allowance of $5,100 and
      $11,500 for possible losses                                              116,100            28,000

   Prepaid expenses and other assets                                            36,800            41,000

   Property, plant and equipment, less accumulated
      depreciation and amortization of $4,369,400 and $4,766,000             3,881,100         3,533,100

   Franchise cost, net of accumulated
      amortization of $3,505,100 and $2,437,700                              1,421,100         1,194,100

   Deferred loan costs and other charges, net                                   32,700            71,800
                                                                           -----------       -----------

                                                                           $ 5,657,200       $ 5,225,000
                                                                           ===========       ===========

                             LIABILITIES AND PARTNERSHIP CAPITAL
                             -----------------------------------

LIABILITIES:
   Accounts payable                                                        $   454,500       $   390,800
   Due to affiliates                                                           441,500           536,700
   Note payable                                                              3,125,000              --
   Note payable - affiliate                                                       --           2,500,000
                                                                           -----------       -----------

          TOTAL LIABILITIES                                                  4,021,000         3,427,500
                                                                           -----------       -----------

COMMITMENTS AND CONTINGENCIES

PARTNERSHIP CAPITAL (DEFICIT):
   General partners                                                           (146,300)         (144,700)
   Limited partners                                                          1,782,500         1,942,200
                                                                           -----------       -----------

          TOTAL PARTNERSHIP CAPITAL                                          1,636,200         1,797,500
                                                                           -----------       -----------

                                                                           $ 5,657,200       $ 5,225,000
                                                                           ===========       ===========


               *As presented in the audited financial statements.
            See accompanying notes to condensed financial statements.

                    ENSTAR INCOME/GROWTH PROGRAM SIX-A, L.P.

                       CONDENSED STATEMENTS OF OPERATIONS

                 ==============================================


                                                               Unaudited
                                                     -----------------------------
                                                          Three months ended
                                                             September 30,
                                                     -----------------------------
                                                         1996              1997
                                                     -----------       -----------
REVENUES                                             $   832,200       $   913,800
                                                     -----------       -----------

OPERATING EXPENSES:
   Service costs                                         304,000           328,800
   General and administrative expenses                    91,900           153,200
   General Partner management fees
      and reimbursed expenses                            130,300           129,100
   Depreciation and amortization                         335,300           212,300
                                                     -----------       -----------

                                                         861,500           823,400
                                                     -----------       -----------

OPERATING INCOME (LOSS)                                  (29,300)           90,400
                                                     -----------       -----------

OTHER INCOME (EXPENSE):
   Interest income                                         2,500             6,000
   Interest expense                                      (70,900)          (69,400)
                                                     -----------       -----------

                                                         (68,400)          (63,400)
                                                     -----------       -----------

NET INCOME (LOSS)                                    $   (97,700)      $    27,000
                                                     ===========       ===========

Net income (loss) allocated to General Partners      $    (1,000)      $       300
                                                     ===========       ===========

Net income (loss) allocated to Limited Partners      $   (96,700)      $    26,700
                                                     ===========       ===========

NET INCOME (LOSS) PER UNIT OF LIMITED
   PARTNERSHIP INTEREST                              $     (1.21)      $      0.33
                                                     ===========       ===========

AVERAGE LIMITED PARTNERSHIP
   UNITS OUTSTANDING DURING PERIOD                        79,818            79,818
                                                     ===========       ===========


            See accompanying notes to condensed financial statements.

                    ENSTAR INCOME/GROWTH PROGRAM SIX-A, L.P.

                       CONDENSED STATEMENTS OF OPERATIONS

                 ==============================================


                                                                        Unaudited
                                                              -----------------------------
                                                                     Nine months ended
                                                                      September 30,
                                                              -----------------------------
                                                                 1996               1997
                                                              -----------       -----------
REVENUES                                                      $ 2,527,100       $ 2,720,500
                                                              -----------       -----------

OPERATING EXPENSES:
   Service costs                                                  850,700           933,300
   General and administrative expenses                            316,600           385,600
   General Partner management fees
      and reimbursed expenses                                     369,200           384,200
   Depreciation and amortization                                1,151,100           679,800
                                                              -----------       -----------

                                                                2,687,600         2,382,900
                                                              -----------       -----------

OPERATING INCOME (LOSS)                                          (160,500)          337,600
                                                              -----------       -----------

OTHER INCOME (EXPENSE):
   Interest income                                                  9,700            12,700
   Interest expense                                              (226,000)         (189,100)
   Gain (loss) on sale of cable assets                             (1,000)              100
                                                              -----------       -----------

                                                                 (217,300)         (176,300)
                                                              -----------       -----------

NET INCOME (LOSS)                                             $  (377,800)      $   161,300
                                                              ===========       ===========

Net income (loss) allocated to General Partners               $    (3,800)      $     1,600
                                                              ===========       ===========

Net income (loss) allocated to Limited Partners               $  (374,000)      $   159,700
                                                              ===========       ===========

NET INCOME (LOSS) PER UNIT OF LIMITED
   PARTNERSHIP INTEREST                                       $     (4.69)      $      2.00
                                                              ===========       ===========

AVERAGE LIMITED PARTNERSHIP
   UNITS OUTSTANDING DURING PERIOD                                 79,818            79,818
                                                              ===========       ===========


            See accompanying notes to condensed financial statements.

                    ENSTAR INCOME/GROWTH PROGRAM SIX-A, L.P.

                            STATEMENTS OF CASH FLOWS

                 ==============================================


                                                                                     Unaudited
                                                                           -----------------------------
                                                                                 Nine months ended
                                                                                   September 30,
                                                                           -----------------------------
                                                                               1996             1997
                                                                           -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                       $  (377,800)      $   161,300
   Adjustments to reconcile net income (loss) to net cash
      provided by operating activities:
       Depreciation and amortization                                         1,151,100           679,800
       Amortization of deferred loan costs                                      16,100            26,600
       (Gain) loss on sale of cable assets                                       1,000              (100)
       Increase (decrease) from changes in:
         Accounts receivable, prepaid expenses and other assets                 15,900            83,900
         Accounts payable                                                      (81,700)          (63,700)
                                                                           -----------       -----------

             Net cash provided by operating activities                         724,600           887,800
                                                                           -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                       (184,200)          (84,300)
   Increase in intangible assets                                               (20,700)          (21,900)
   Proceeds from sale of property, plant and equipment                          31,500               100
                                                                           -----------       -----------

             Net cash used in investing activities                            (173,400)         (106,100)
                                                                           -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Due to affiliates                                                           115,900            95,200
   Deferred loan costs                                                          (3,700)          (64,300)
   Repayment of debt                                                          (750,000)       (3,125,000)
   Borrowings from note payable - affiliate                                       --           2,500,000
                                                                           -----------       -----------

             Net cash used in financing activities                            (637,800)         (594,100)
                                                                           -----------       -----------

INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                                            (86,600)          187,600

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD                                                      175,800           169,400
                                                                           -----------       -----------

CASH AND CASH EQUIVALENTS
   AT END OF PERIOD                                                        $    89,200       $   357,000
                                                                           ===========       ===========


            See accompanying notes to condensed financial statements.

                    ENSTAR INCOME/GROWTH PROGRAM SIX-A, L.P.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                 ==============================================


1.       INTERIM FINANCIAL STATEMENTS

         The accompanying condensed interim financial statements for the three and nine months ended September 30, 1997 and 1996 are unaudited. These condensed interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Partnership's latest Annual Report on Form 10-K. In the opinion of management, such statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of such periods. The results of operations for the three and nine months ended September 30, 1997 are not necessarily indicative of results for the entire year.

2.       TRANSACTIONS WITH THE GENERAL PARTNERS AND AFFILIATES

         The Partnership has a management and service agreement with a wholly owned subsidiary of the Corporate General Partner (the "Manager") for a monthly management fee of 5% of revenues, excluding revenues from the sale of cable television systems or franchises. Management fee expense approximated $45,700 and $136,000 for the three and nine months ended September 30, 1997.

         In addition to the monthly management fee described above, the Partnership reimburses the Manager for direct expenses incurred on behalf of the Partnership and for the Partnership's allocable share of operational costs associated with services provided by the Manager. All cable television properties managed by the Corporate General Partner and its subsidiary are charged a proportionate share of these expenses. Corporate office allocations and district office expenses are charged to the properties served based primarily on the respective percentage of basic subscribers or homes passed (dwelling units within a system) within the designated service areas. The total amount charged to the Partnership for these services approximated $83,400 and $248,200 for the three and nine months ended September 30, 1997. Management fees and reimbursed expenses due the Corporate General Partner are non-interest bearing.

         The Partnership also receives certain system operating management services from an affiliate of the Corporate General Partner in addition to the Manager due to the fact that there are no such employees directly employed by one of the Partnership's cable systems. The Partnership reimburses the affiliate for its allocable share of the affiliate's operational costs. The total amount charged to the Partnership for these costs approximated $15,400 and $39,100 for the three and nine months ended September 30, 1997. No management fee is payable to the affiliate by the Partnership and there is no duplication of reimbursed expenses and costs paid to the Manager.

         Certain programming services have been purchased through an affiliate of the Partnership. In turn, the affiliate charges the Partnership for these costs based on an estimate of what the Corporate General Partner could negotiate for such programming services for the 15 partnerships managed by the Corporate General Partner as a group. The Partnership recorded programming fee expense of $199,600 and $593,600 for the three and nine months ended September 30, 1997. Programming fees are included in service costs in the statements of operations.

                    ENSTAR INCOME/GROWTH PROGRAM SIX-A, L.P.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                 ==============================================


3.       NOTE PAYABLE

         On September 30, 1997, the Partnership refinanced its existing debt with a credit facility from a subsidiary of the Corporate General Partner, Enstar Finance Company, LLC ("EFC"). EFC obtained a secured bank facility of $35 million from two agent banks in order to provide funds that would in turn be advanced to the Partnership and certain of the other related partnerships managed by the Corporate General Partner. The Partnership entered into a loan agreement with EFC for a loan facility (the "Facility") of $4,563,000 of which $2,500,000 was advanced to the Partnership at closing. Such funds together with available cash were used to repay the Partnership's existing note payable balance of $2,525,000 and related accrued interest.

         The Partnership's Facility will mature on August 31, 2001, at which time all funds previously advanced will be due in full. Borrowings bear interest at the lender's base rate (8.5% at September 30, 1997), as defined, plus 0.625%, or at an offshore rate, as defined, plus 1.875%. The Partnership is permitted to prepay amounts outstanding under the Facility at any time without penalty, and is able to reborrow throughout the term of the Facility up to the maximum commitment then available so long as no event of default exists. If the Partnership has "excess cash flow" (as defined in its loan agreement) and has leverage in excess of 4.25 to 1, or receives proceeds from sales of its assets in excess of a specified amount, the Partnership is required to make mandatory prepayments under the Facility. Such prepayments permanently reduce the maximum commitment under the Facility. The Partnership is also required to pay a commitment fee of 0.5% per annum on the unused portion of its Facility, and an annual administrative fee. Advances by EFC under its partnership loan facilities are independently collateralized by individual partnership borrowers so that no partnership is liable for borrowings made to other partnerships. Borrowings under the Partnership's Facility are collateralized by substantially all assets of the Partnership. At closing, the Partnership paid to EFC a $46,400 facility fee. This represented the Partnership's pro rata portion of a similar fee paid by EFC to its lenders.

         The Facility contains certain financial tests and other covenants including, among others, restrictions on incurrence of indebtedness, investments, sale of assets, acquisitions, partner distributions, and other covenants, defaults and conditions. The Corporate General Partner believes the Partnership was in compliance with the covenants at September 30, 1997.

         The Corporate General Partner contributed a $269,300 receivable balance due from the Partnership for deferred management fees and reimbursed expenses as an equity contribution to EFC. This balance remains an outstanding obligation of the Partnership.

                    ENSTAR INCOME/GROWTH PROGRAM SIX-A, L.P.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                 ==============================================


4.       EARNINGS PER UNIT OF LIMITED PARTNERSHIP INTEREST

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

5.       RECLASSIFICATIONS

         Certain 1996 amounts have been reclassified to conform to the 1997 presentation.

                    ENSTAR INCOME/GROWTH PROGRAM SIX-A, L.P.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

         The Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act") required the Federal Communications Commission ("FCC") to, among other things, implement extensive regulation of the rates charged by cable television systems for basic and programming service tiers, installation, and customer premises equipment leasing. Compliance with those rate regulations has had a negative impact on the Partnership's revenues and cash flow. The Telecommunications Act of 1996 (the "1996 Telecom Act") substantially changed the competitive and regulatory environment for cable television and telecommunications service providers. Among other changes, the 1996 Telecom Act provides that the regulation of programming service tiers will be phased out altogether in 1999. The regulatory environment will continue to change pending, among other things, the outcome of legal challenges and FCC rulemaking and enforcement activity in respect of the 1992 Cable Act and the 1996 Telecom Act. There can be no assurance as to what, if any, further action may be taken by the FCC, Congress or any other regulatory authority or court, or the effect thereof on the Partnership's business. Accordingly, the Partnership's historical financial results as described below are not necessarily indicative of future performance.

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

RESULTS OF OPERATIONS

         The Partnership's revenues increased from $832,200 to $913,800, or by 9.8%, and from $2,527,100 to $2,720,500, or by 7.7%, for the three and nine months ended September 30, 1997 as compared to the corresponding periods in 1996. Of the $81,600 increase in revenues for the three months ended September 30, 1997 as compared to the corresponding period in 1996, $68,700 was due to increases in regulated service rates that were implemented by the Partnership in the fourth quarter of 1996 and third quarter of 1997, $13,700 was due to increases in other revenue producing items and $9,300 was due to an increase in advertising sales revenue. These increases were partially offset by a decrease of $10,100 due to decreases in the number of subscriptions for basic, premium and tier services. Of the $193,400 increase in revenues for the nine months ended September 30, 1997 as compared to the corresponding period in 1996, $191,100 was due to the increases in regulated service rates, $36,200 was due to the restructuring of The Disney Channel from a premium channel to a tier channel effective July 1, 1996, $20,100 was due to an increase in advertising sales revenue and $3,400 was due to increases in other revenue producing items. These increases were partially offset by a decrease of $57,400 due to decreases in the number of subscriptions for basic, premium and tier services. As of September 30, 1997, the Partnership had approximately 9,600 homes subscribing to cable service and 2,500 premium service units.

                    ENSTAR INCOME/GROWTH PROGRAM SIX-A, L.P.

         Service costs increased from $304,000 to $328,800, or by 8.2%, and from $850,700 to $933,300, or by 9.7%, for the three and nine months ended September 30, 1997 as compared to the corresponding periods in 1996. Service costs represent costs directly attributable to providing cable services to customers. The increases in both periods were primarily due to higher programming expense and decreased capitalization of labor and overhead costs resulting from fewer capital projects in 1997. Programming expense increased primarily as a result of higher rates charged by program suppliers.

         General and administrative expenses increased from $91,900 to $153,200, or by 66.7%, and from $316,600 to $385,600, or by 21.8%, for the three and nine months ended September 30, 1997 as compared to the corresponding periods in 1996. Of the three months' increase, $21,300 was due to higher insurance costs including a $15,700 insurance premium service fee, $16,000 was due to bad debt expense and $11,300 was due to marketing expenses. Of the nine months' increase, $24,900 was due to higher marketing expenses, $22,100 was due to insurance costs and $19,600 was due to bad debt expense.

         Management fees and reimbursed expenses remained relatively unchanged for the quarter ended September 30, 1997, decreasing from $130,300 to $129,100 (less than one percent), and increased from $369,200 to $384,200, or by 4.1%, for the nine months ended September 30, 1997 as compared to the corresponding periods in 1996. Management fees increased in both periods in direct relation to increased revenues as described above. The decrease for the three months was due to decreases in reimbursable expenses, primarily allocated personnel costs, telephone expense and marketing expenses. Reimbursable expenses increased for the nine months, principally due to allocated personnel costs.

         Operating income before income taxes, depreciation and amortization (EBITDA) is a commonly used financial analysis tool for measuring and comparing cable television companies in several areas, such as liquidity, operating performance and leverage. EBITDA as a percentage of revenue decreased from 36.8% to 33.1% and from 39.2% to 37.4% during the three and nine months ended September 30, 1997 compared to the corresponding periods in 1996. The decrease was primarily due to higher insurance premiums and programming fees. EBITDA decreased from $306,000 to $302,700, or by 1.1%, for the three months ended September 30, 1997 and increased from $990,600 to $1,017,400, or by 2.7%, for the nine months ended September 30, 1997 as compared to the corresponding periods in 1996. EBITDA should be considered in addition to and not as a substitute for net income and cash flows determined in accordance with generally accepted accounting principles as an indicator of financial performance and liquidity.

         Depreciation and amortization expense decreased from $335,300 to $212,300, or by 36.7%, and from $1,151,100 to $679,800, or by 40.9%, for the three and nine months ended September 30, 1997 as compared to the corresponding periods in 1996, due to the effect of certain intangible assets becoming fully amortized.

         The Partnership generated operating income of $90,400 and $337,600 for the three and nine months ended September 30, 1997 as compared to operating losses of $29,300 and $160,500 for the corresponding periods in 1996, primarily due to decreases in depreciation and amortization expense and increases in revenues as described above.

                    ENSTAR INCOME/GROWTH PROGRAM SIX-A, L.P.

         Interest expense decreased from $70,900 to $69,400, or by 2.1%, and from $226,000 to $189,100, or by 16.3%, for the three and nine months ended September 30, 1997 as compared to the corresponding periods in 1996, due to lower average borrowings in the 1997 periods.

         Due to the factors described above, the Partnership generated net income of $27,000 and $161,300 for the three and nine months ended September 30, 1997 as compared with net losses of $97,700 and $377,800 for the corresponding periods in 1996.

LIQUIDITY AND CAPITAL RESOURCES

         The Partnership's primary objective, having invested its net offering proceeds in cable systems, is to distribute to its partners all available cash flow from operations and proceeds from the sale of cable systems, if any, after providing for expenses, debt service and capital requirements relating to the expansion, improvement and upgrade of its cable systems. In general, these requirements involve expansion, improvement and upgrade of the Partnership's existing cable systems. The Partnership's capital expenditures are projected to be approximately $200,000 for 1997. As of the date of this Report, 95% of the available channel capacity is being utilized in the Partnership's systems that serve 74% of its customers. In 1998, the Partnership intends to begin the rebuild of two systems, which together serve 86% of the customers in this group of systems and 64% of the Partnership's total customer base. The rebuild program is presently estimated to require aggregate capital expenditures of approximately $3.0 million.

         The Corporate General Partner had engaged in discussions with a number of possible financing sources regarding the availability and terms of a replacement bank facility for the Partnership in order to fund the rebuild program. These discussions were not successful. The Corporate General Partner was generally advised that an individual facility of the size needed by the Partnership is too small to interest most banks which lend to the cable television industry. Accordingly, on June 6, 1997, the Corporate General Partner and an affiliated partnership formed EFC. On September 30, 1997, EFC obtained a secured bank facility of $35 million from two agent banks in order to provide funds that would in turn be advanced to the Partnership and certain of the other related partnerships managed by the Corporate General Partner. The Partnership entered into a loan agreement with EFC for a loan facility of $4,563,000 of which $2,500,000 was advanced to the Partnership at closing. Such funds together with available cash were used to repay the Partnership's existing note payable balance of $2,525,000 and accrued interest expense. The Partnership also paid deferred programming fees of $181,700 due an affiliate. The Partnership's management expects to increase borrowings in the future to meet rebuild and other liquidity requirements.

         Based on discussions with prospective lenders, the Corporate General Partner believes that this structure provides capital to the Partnership that it would not otherwise be able to obtain on a "stand-alone" basis. Advances by EFC under its partnership loan facilities are independently collateralized by the individual partnership borrowers so that no partnership is liable for borrowings made to other partnerships. The Partnership's Facility will mature on August 31, 2001, at which time all funds previously advanced will be due in full. Borrowings bear interest at the lender's base rate (8.5% at September 30, 1997), as defined, plus 0.625%, or at an offshore rate, as defined, plus 1.875%. The Partnership is permitted to prepay amounts

                    ENSTAR INCOME/GROWTH PROGRAM SIX-A, L.P.

outstanding under the Facility at any time without penalty, and is able to reborrow throughout the term of the Facility up to the maximum commitment then available so long as no event of default exists. If the Partnership has "excess cash flow" (as defined in its loan agreement) and has leverage in excess of 4.25 to 1, or receives proceeds from sales of its assets in excess of a specified amount, the Partnership is required to make mandatory prepayments under the Facility. Such prepayments permanently reduce the maximum commitment under the Facility. The Partnership is also required to pay a commitment fee of 0.5% per annum on the unused portion of its Facility, and an annual administrative fee. At closing, the Partnership paid to EFC a $46,400 facility fee. This represented the Partnership's pro rata portion of a similar fee paid by EFC to its lenders.

         The Facility contains certain financial tests and other covenants including, among others, restrictions on incurrence of indebtedness, investments, sale of assets, acquisitions and other covenants, defaults and conditions. The Corporate General Partner believes the Partnership was in compliance with the covenants at September 30, 1997.

         The Corporate General Partner contributed its $269,300 receivable balance from the Partnership for past due management fees and reimbursed expenses as an equity contribution to EFC. As a result, this balance was not repaid on September 30, 1997 and remains an outstanding obligation of the Partnership.

         The Facility contains restrictions on the payment of distributions to partners if an event of default exists. However, as a result of the pending rebuild program discussed above, management has concluded that it is not prudent for the Partnership to resume paying distributions at this time.

         NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

         Cash provided by operating activities increased by $163,200 in the nine months ended September 30, 1997 from the corresponding period in 1996. Cash generated by Partnership operations increased by $77,200 in the first nine months of 1997 after adding back non-cash depreciation and amortization charges and non-cash gain or loss on the sale of cable assets. Changes in receivables and prepaid expenses provided $68,000 more cash in the first nine months of 1997 than in the first nine months of 1996 due to differences in the timing of receivable collections and in the payment of prepaid expenses. The Partnership used $18,000 less cash to pay amounts owed to third party creditors due to differences in the timing of payments.

         The Partnership used $67,300 less cash in investing activities during the nine months ended September 30, 1997 than in the comparable nine months of 1996 primarily due to a decrease of $99,900 in expenditures for tangible assets partially offset by a decrease of $31,400 in proceeds from the sale of equipment and an increase of $1,200 in expenditures for intangible assets. Financing activities used $43,700 less cash in the first nine months of 1997 principally due to $2,500,000 in borrowings from the Partnership's new loan agreement. The Partnership used $2,375,000 more cash for the repayment of existing debt and $60,600 more cash for the payment of deferred loan costs related to the Partnership's new Facility. Changes in amounts owed to the Corporate General Partner used $20,700 more cash in 1997 as compared to the same period in 1996 due to differences in the timing of payments.

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

                    ENSTAR INCOME/GROWTH PROGRAM SIX-A, L.P.


PART II.          OTHER INFORMATION


ITEMS 1-5.        Not applicable.

ITEM 6.           Exhibits and Reports on Form 8-K

                  (a) Exhibit 10.20 - Loan Agreement between Enstar Income/ Growth Program Six-A, L.P. and Enstar Finance Company, LLC dated September 30, 1997.

                  (b) The Registrant filed a Form 8-K dated July 23, 1997, in which it reported under Item 5 that an unsolicited offer to purchase partnership units had been made without the consent of the Corporate General Partner.

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



                                    By:  ENSTAR COMMUNICATIONS CORPORATION
                                         General Partner


Date:  November 12, 1997            By:  /s/ Michael K. Menerey
                                         -----------------------------
                                         Michael K. Menerey,
                                         Chief Financial Officer

                    ENSTAR INCOME/GROWTH PROGRAM SIX-A, L.P.

                                  EXHIBIT INDEX


Exhibit
Number                                 Description
------                                 -----------
10.20      Loan Agreement between Enstar Income/Growth Program Six-A, L.P. and
           Enstar Finance Company, LLC dated September 30, 1997.