Form 10-Q
period 1998-06-30
ENSTAR INCOME GROWTH PROGRAM SIX A L P
filed 1998-08-13
CIK 824778

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                    FORM 10-Q

(MARK ONE)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    June 30, 1998
                               ------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_____________________ to _________________________

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

Registrant's telephone number, including area code: (310) 824-9990
                                                   ----------------


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

                            CONDENSED BALANCE SHEETS

                =================================================


                                                                        December 31,          June 30,
                                                                           1997*                1998
                                                                        ------------         -----------
                                                                                             (Unaudited)
ASSETS:
   Cash and cash equivalents                                            $   659,400         $   655,000

   Accounts receivable, less allowance of $5,400 and
      $6,400 for possible losses                                             20,000              64,600

   Prepaid expenses and other assets                                         38,200              36,900

   Property, plant and equipment, less accumulated
      depreciation and amortization of $4,896,400 and $5,133,100          3,428,900           3,190,100

   Franchise cost, net of accumulated
      amortization of $2,500,900 and $2,627,800                           1,141,500           1,024,500

   Deferred loan costs and other charges, net                                71,000              62,800
                                                                        -----------         -----------

                                                                        $ 5,359,000         $ 5,033,900
                                                                        ===========         ===========

                                       LIABILITIES AND PARTNERSHIP CAPITAL
                                       -----------------------------------
LIABILITIES:
   Accounts payable                                                     $   460,200         $   361,100
   Due to affiliates                                                        507,200             488,900
   Note payable - affiliate                                               2,500,000           2,050,000
                                                                        -----------         -----------

          TOTAL LIABILITIES                                               3,467,400           2,900,000
                                                                        -----------         -----------

COMMITMENTS AND CONTINGENCIES

PARTNERSHIP CAPITAL (DEFICIT):
   General partners                                                        (143,700)           (141,300)
   Limited partners                                                       2,035,300           2,275,200
                                                                        -----------         -----------

          TOTAL PARTNERSHIP CAPITAL                                       1,891,600           2,133,900
                                                                        -----------         -----------

                                                                        $ 5,359,000         $ 5,033,900
                                                                        ===========         ===========


               *As presented in the audited financial statements.
           See accompanying notes to condensed financial statements.

                    ENSTAR INCOME/GROWTH PROGRAM SIX-A, L.P.

                       CONDENSED STATEMENTS OF OPERATIONS

                =================================================


                                                                 Unaudited
                                                        ---------------------------
                                                             Three months ended
                                                                 June 30,
                                                        ---------------------------
                                                          1997               1998
                                                        ---------         ---------
REVENUES                                                $ 900,900         $ 916,800
                                                        ---------         ---------
OPERATING EXPENSES:
   Service costs                                          305,500           296,800
   General and administrative expenses                    130,400           107,900
   General Partner management fees
      and reimbursed expenses                             123,900           132,600
   Depreciation and amortization                          218,600           208,600
                                                        ---------         ---------

                                                          778,400           745,900
                                                        ---------         ---------

OPERATING INCOME                                          122,500           170,900
                                                        ---------         ---------

OTHER INCOME (EXPENSE):
   Interest income                                          3,900            10,700
   Interest expense                                       (58,500)          (60,200)
   Gain on sale of cable assets                                --               200
                                                        ---------         ---------

                                                          (54,600)          (49,300)
                                                        ---------         ---------

NET INCOME                                              $  67,900         $ 121,600
                                                        =========         =========

Net income allocated to General Partners                $     700         $   1,200
                                                        =========         =========

Net income allocated to Limited Partners                $  67,200         $ 120,400
                                                        =========         =========

NET INCOME PER UNIT OF LIMITED
   PARTNERSHIP INTEREST                                 $    0.84         $    1.51
                                                        =========         =========

AVERAGE LIMITED PARTNERSHIP
   UNITS OUTSTANDING DURING PERIOD                         79,818            79,818
                                                        =========         =========


           See accompanying notes to condensed financial statements.

                    ENSTAR INCOME/GROWTH PROGRAM SIX-A, L.P.

                       CONDENSED STATEMENTS OF OPERATIONS

                =================================================


                                                                 Unaudited
                                                      --------------------------------
                                                             Six months ended
                                                                 June 30,
                                                      -------------------------------
                                                          1997                1998
                                                      -----------         -----------
REVENUES                                              $ 1,806,700         $ 1,840,400
                                                      -----------         -----------

OPERATING EXPENSES:
   Service costs                                          604,500             598,700
   General and administrative expenses                    232,400             216,400
   General Partner management fees
      and reimbursed expenses                             255,100             262,600
   Depreciation and amortization                          467,500             418,200
                                                      -----------         -----------

                                                        1,559,500           1,495,900
                                                      -----------         -----------

OPERATING INCOME                                          247,200             344,500
                                                      -----------         -----------

OTHER INCOME (EXPENSE):
   Interest income                                          6,700              18,400
   Interest expense                                      (119,700)           (120,800)
   Gain on sale of cable assets                               100                 200
                                                      -----------         -----------

                                                         (112,900)           (102,200)
                                                      -----------         -----------

NET INCOME                                            $   134,300         $   242,300
                                                      ===========         ===========

Net income allocated to General Partners              $     1,300         $     2,400
                                                      ===========         ===========

Net income allocated to Limited Partners              $   133,000         $   239,900
                                                      ===========         ===========

NET INCOME PER UNIT OF LIMITED
   PARTNERSHIP INTEREST                               $      1.67         $      3.01
                                                      ===========         ===========

AVERAGE LIMITED PARTNERSHIP
   UNITS OUTSTANDING DURING PERIOD                         79,818              79,818
                                                      ===========         ===========


           See accompanying notes to condensed financial statements.

                    ENSTAR INCOME/GROWTH PROGRAM SIX-A, L.P.

                            STATEMENTS OF CASH FLOWS

                =================================================


                                                                                Unaudited
                                                                       ---------------------------
                                                                             Six months ended
                                                                                June 30,
                                                                       ---------------------------
                                                                          1997              1998
                                                                       ---------         ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                          $ 134,300         $ 242,300
   Adjustments to reconcile net income to net cash
      provided by operating activities:
       Depreciation and amortization                                     467,500           418,200
       Amortization of deferred loan costs                                 7,500             8,400
       Gain on sale of cable assets                                         (100)             (200)
       Increase (decrease) from changes in:
         Accounts receivable, prepaid expenses and other assets           80,600           (43,300)
         Accounts payable                                                (61,600)          (99,100)
                                                                       ---------         ---------

             Net cash provided by operating activities                   628,200           526,300
                                                                       ---------         ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                  (56,200)          (48,700)
   Increase in intangible assets                                         (18,200)          (11,500)
   Proceeds from sale of property, plant and equipment                       100               200
                                                                       ---------         ---------

             Net cash used in investing activities                       (74,300)          (60,000)
                                                                       ---------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Due to affiliates                                                     191,500           (18,300)
   Deferred loan costs                                                      (300)           (2,400)
   Repayment of debt                                                    (600,000)         (450,000)
                                                                       ---------         ---------

             Net cash used in financing activities                      (408,800)         (470,700)
                                                                       ---------         ---------

INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                                      145,100            (4,400)

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD                                                169,400           659,400
                                                                       ---------         ---------

CASH AND CASH EQUIVALENTS
   AT END OF PERIOD                                                    $ 314,500         $ 655,000
                                                                       =========         =========


           See accompanying notes to condensed financial statements.

                    ENSTAR INCOME/GROWTH PROGRAM SIX-A, L.P.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                     =======================================


1.       INTERIM FINANCIAL STATEMENTS

         The accompanying condensed interim financial statements for the three and six months ended June 30, 1998 and 1997 are unaudited. These condensed interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Partnership's latest Annual Report on Form 10-K. In the opinion of management, such statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of such periods. The results of operations for the three and six months ended June 30, 1998 are not necessarily indicative of results for the entire year.

2.       TRANSACTIONS WITH THE GENERAL PARTNERS AND AFFILIATES

         The Partnership has a management and service agreement with a wholly owned subsidiary of the Corporate General Partner (the "Manager") for a monthly management fee of 5% of revenues, excluding revenues from the sale of cable television systems or franchises. Management fee expense approximated $45,800 and $92,000 for the three and six months ended June 30, 1998.

         In addition to the monthly management fee described above, the Partnership reimburses the Manager for direct expenses incurred on behalf of the Partnership and for the Partnership's allocable share of operational costs associated with services provided by the Manager. All cable television properties managed by the Corporate General Partner and its subsidiary are charged a proportionate share of these expenses. The Corporate General Partner has contracted with Falcon Holding Group, L.P. ("FHGLP"), an affiliated partnership, to provide corporate management services for the Partnership. Corporate office allocations and district office expenses are charged to the properties served based primarily on the respective percentage of basic subscribers or homes passed (dwelling units within a system) within the designated service areas. The total amount charged to the Partnership for these services approximated $86,800 and $170,600 for the three and six months ended June 30, 1998. Management fees and reimbursed expenses due the Corporate General Partner are non-interest bearing.

         On September 30, 1997, the Corporate General Partner contributed a $269,300 receivable balance from the Partnership for past due management fees and reimbursed expenses as an equity contribution to its subsidiary, Enstar Finance Company, LLC ("EFC"). This balance remains an outstanding obligation of the Partnership. In the normal course of business, the Partnership pays interest and principal to EFC, its primary lender.

         The Partnership also receives certain system operating management services from an affiliate of the Corporate General Partner in addition to the Manager due to the fact that there are no such employees directly employed by the Partnership. The Partnership reimburses the affiliate for its allocable share of the affiliate's operational costs. The total amount charged to the Partnership for these costs approximated $3,400 and $7,500 for the three and six months ended June 30, 1998. No management fee is payable to the affiliate by the Partnership and there is no duplication of reimbursed expenses and costs paid to the Manager.

                    ENSTAR INCOME/GROWTH PROGRAM SIX-A, L.P.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                     =======================================


2.       TRANSACTIONS WITH THE GENERAL PARTNERS AND AFFILIATES (CONTINUED)

         Certain programming services have been purchased through an affiliate of the Partnership. In turn, the affiliate charges the Partnership for these costs based on an estimate of what the Corporate General Partner could negotiate for such programming services for the 15 partnerships managed by the Corporate General Partner as a group. The Partnership recorded programming fee expense of $197,900 and $396,600 for the three and six months ended June 30, 1998. Programming fees are included in service costs in the statements of operations.

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

RESULTS OF OPERATIONS

         The Partnership's revenues increased from $900,900 to $916,800, or by 1.8%, and from $1,806,700 to $1,840,400, or by 1.9%, for the three and six months ended June 30, 1998 as compared to the corresponding periods in 1997. Of the $15,900 increase in revenues for the three months ended June 30, 1998 as compared to the corresponding period in 1997, $45,600 was due to increases in regulated service rates that were implemented by the Partnership in 1997 and $4,400 was due to increases in other revenue producing items. These increases were partially offset by a decrease of $34,100 due to decreases in the number of subscriptions for basic, premium, tier and equipment rental services. Of the $33,700 increase in revenues for the six months ended June 30, 1998 as compared to the corresponding period in 1997, $91,000 was due to increases in regulated service rates that were implemented by the Partnership in 1997 and $6,200 was due to increases in other revenue producing items. These increases were partially offset by a decrease of $63,500 due to decreases in the number of subscriptions for basic, premium, tier and equipment rental services. As of June 30, 1998, the Partnership had approximately 9,300 basic subscribers and 2,200 premium service units.

                    ENSTAR INCOME/GROWTH PROGRAM SIX-A, L.P.

         Service costs decreased from $305,500 to $296,800, or by 2.8%, and from $604,500 to $598,700, or by less than one percent, for the three and six months ended June 30, 1998 as compared to the corresponding periods in 1997. Service costs represent costs directly attributable to providing cable services to customers. These decreases were primarily due to a decrease in copyright fees related to 1997 copyright fee estimates which exceeded the payments made in 1998.

         General and administrative expenses decreased from $130,400 to $107,900, or by 17.3%, and from $232,400 to $216,400, or by 6.9%, for the three and six months ended June 30, 1998 as compared to the corresponding periods in 1997. These decreases were primarily due to lower insurance expense resulting from a non-recurring charge in the second quarter of 1997 for a workers' compensation premium adjustment.

         Management fees and reimbursed expenses increased from $123,900 to $132,600, or by 7.0%, and from $255,100 to $262,600, or by 2.9%, for the three and six months ended June 30, 1998 as compared to the corresponding periods in 1997. Management fees increased in direct relation to increased revenues as described above. Reimbursed expenses increased primarily due to higher allocated personnel costs resulting from staff additions.

         Depreciation and amortization expense decreased from $218,600 to $208,600, or by 4.6%, and from $467,500 to $418,200, or by 10.5%, for the three and six months ended June 30, 1998 as compared to the corresponding periods in 1997, due to the effect of certain intangible assets becoming fully amortized.

         The Partnership's operating income increased from $122,500 to $170,900, or by 39.5%, and from $247,200 to $344,500, or by 39.4%, for the three and six months ended June 30, 1998 as compared to the corresponding periods in 1997, primarily due to increases in revenues and decreases in copyright fee expense and insurance premiums as described above.

         Interest income increased from $3,900 to $10,700 and from $6,700 to $18,400 for the three and six months ended June 30, 1998 as compared to the corresponding periods in 1997, primarily due to higher average cash balances available for investment during the 1998 periods.

         Interest expense increased from $58,500 to $60,200, or by 2.9%, and from $119,700 to $120,800, or by less than one percent, for the three and six months ended June 30, 1998 as compared to the corresponding periods in 1997, due to higher average interest rates in the 1998 periods.

         Due to the factors described above, the Partnership's net income increased from $67,900 to $121,600, or by 79.1%, and from $134,300 to $242,300, or by 80.4% for the three and six months ended June 30, 1998 as compared to the corresponding periods in 1997.

         Based on its experience in the cable television industry, the Partnership believes that operating income before depreciation and amortization (EBITDA) and related measures of cash flow serve as important financial analysis tools for measuring and comparing cable television companies in several areas, such as liquidity, operating performance and leverage. EBITDA is not a measurement determined under generally accepted accounting principles ("GAAP") and does not represent cash generated from operating activities in accordance with GAAP. EBITDA should not be considered by the reader as an alternative to net income as an indicator of

                    ENSTAR INCOME/GROWTH PROGRAM SIX-A, L.P.

financial performance or as an alternative to cash flows as a measure of liquidity. In addition, the definition of EBITDA may not be identical to similarly titled measures used by other companies. EBITDA as a percentage of revenues increased from 37.9% to 41.4% and from 39.6% to 41.4% during the three and six months ended June 30, 1998 compared to the corresponding periods in 1997. The increases were primarily due to higher revenues and lower copyright fee expense and insurance costs as described above. EBITDA increased from $341,100 to $379,500, or by 11.3%, and from $714,700 to $762,700, or by 6.7%, for the three and six months ended June 30, 1998 as compared to the corresponding periods in 1997.

LIQUIDITY AND CAPITAL RESOURCES

         The Partnership's primary objective, having invested its net offering proceeds in cable systems, is to distribute to its partners all available cash flow from operations and proceeds from the sale of cable systems, if any, after providing for expenses, debt service and capital requirements relating to the expansion, improvement and upgrade of its cable systems. The Partnership's capital expenditures were $48,700 in the first six months of 1998. As of the date of this Report, 94% of the available channel capacity is being utilized in the Partnership's systems that serve 78% of its customers. Beginning in 1999, the Partnership intends to begin the upgrade of two systems, which together serve 81% of the customers in this group of systems and 63% of the Partnership's total customer base. The upgrade program would increase channel capacity in such systems and is presently estimated to require aggregate capital expenditures of approximately $4.2 million.

         On September 30, 1997, the Partnership entered into a loan agreement with EFC, for a revolving loan facility of $4,563,000 (the "Facility") of which $2,500,000 was advanced to the Partnership at closing. Such funds together with available cash were used to repay the Partnership's previous note payable balance of $2,525,000 and accrued interest expense. The Partnership prepaid $450,000 of its outstanding borrowings under the Facility on June 22, 1998, although the Partnership's management expects to increase borrowings under the Facility in the future to fund the upgrade of the Partnership's systems. The Partnership's borrowing capacity and its present cash reserves will be insufficient to fund its entire upgrade program, and in order to fund it, the Partnership will need to rely on increased cash flow from operations or new sources of borrowing in order to meet its future liquidity requirements. There can be no assurance that such cash flow increases can be attained, or that additional future borrowings will be available to the Partnership on acceptable terms.

         The Partnership's Facility will mature on August 31, 2001, at which time all funds previously advanced will be due in full. Borrowings bear interest at the lender's base rate (8.5% at June 30, 1998) plus 0.625%, or at an offshore rate plus 1.875%. The Partnership is permitted to prepay amounts outstanding under the Facility at any time without penalty, and is able to reborrow throughout the term of the Facility up to the maximum commitment then available so long as no event of default exists. If the Partnership has excess cash flow and its ratio of debt to cash flow exceeds 4.25 to 1, or it receives proceeds from sales of its assets in excess of a specified amount, the Partnership is required to make mandatory prepayments under the Facility. Such prepayments permanently reduce the maximum commitment under the Facility.

                    ENSTAR INCOME/GROWTH PROGRAM SIX-A, L.P.

         The Facility contains certain financial tests and other covenants including, among others, restrictions on incurrence of indebtedness, investments, sales of assets, acquisitions and other covenants, defaults and conditions. The Partnership believes it was in compliance with the covenants at June 30, 1998.

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

                    ENSTAR INCOME/GROWTH PROGRAM SIX-A, L.P.

         In addition to evaluating internal systems, the Partnership is currently assessing its exposure to risks associated with its operating and revenue generating equipment and has also initiated communications with significant third party vendors and service suppliers to determine the extent to which the Partnership's interface systems are vulnerable should those third parties fail to solve their own Year 2000 problems on a timely basis. The Partnership currently expects that the cost to replace non-compliant equipment will be determined during the third quarter of 1998. Such costs will be borne by the Partnership. There can be no assurance that the systems of other companies on which the Partnership's systems rely will be timely converted and that the failure to do so would not have an adverse impact on the Partnership's business. The Partnership continues to closely monitor developments with its vendors and service suppliers.

         SIX MONTHS ENDED JUNE 30, 1998 AND 1997

         Cash provided by operating activities decreased by $101,900 in the six months ended June 30, 1998 from the corresponding period in 1997. Changes in receivables and prepaid expenses used $123,900 more cash in the first six months of 1998 than in the corresponding period in 1997 due to differences in the timing of receivable collections and in the payment of prepaid expenses. The Partnership used $37,500 more cash to pay liabilities owed to third-party creditors due to differences in the timing of payments.

         The Partnership used $14,300 less cash in investing activities during the six months ended June 30, 1998 than in the comparable six months of 1997 primarily due to decreases of $7,500 and $6,700 in expenditures for tangible and intangible assets, respectively. Financing activities used $61,900 more cash in the first six months of 1998 than in the corresponding period of 1997. The Partnership used $209,800 more cash to pay liabilities owed to the Corporate General Partner in the first six months of 1998 than in the corresponding period of 1997 due to differences in the timing of payments. The Partnership used $150,000 less cash in the first six months of 1998 for the repayment of debt than in the comparable 1997 period.

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



                                       By:    ENSTAR COMMUNICATIONS CORPORATION
                                              General Partner






Date:  August 13, 1998                 By:    /s/ Michael K. Menerey
                                              ---------------------------------
                                              Michael K. Menerey,
                                              Executive Vice President,
                                              Chief Financial Officer and
                                              Secretary