Form 10-Q
period 1998-09-30
ENSTAR INCOME GROWTH PROGRAM SIX A L P
filed 1998-11-13
CIK 824778

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   ------------------------------------------

                                    FORM 10-Q

(MARK ONE)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended       September 30, 1998
                                     -----------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to
                                ---------------------       --------------------

               Commission File Number                   0-17687
                                                    -------------

                    Enstar Income/Growth Program Six-A, L.P.
-------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

           Georgia                                      58-1755230
-------------------------------         ---------------------------------------
(State or other jurisdiction of         (I.R.S. Employer Identification Number)
 incorporation or organization)

 10900 Wilshire Boulevard - 15th Floor
        Los Angeles, California                                        90024
----------------------------------------                          --------------
(Address of principal executive offices)                             (Zip Code)

Registrant's telephone number, including
area code:                                           (310) 824-9990
                                             -----------------------------


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

                       Exhibit Index located at Page E-1.

                         PART I - FINANCIAL INFORMATION

                    ENSTAR INCOME/GROWTH PROGRAM SIX-A, L.P.

                            CONDENSED BALANCE SHEETS

                    ----------------------------------------
                    ----------------------------------------

                                                                             December 31,         September 30,
                                                                                 1997*                 1998
                                                                           ------------------    -----------------
                                                                                                   (Unaudited)
ASSETS:
   Cash and cash equivalents                                            $           659,400   $           558,100

   Accounts receivable, less allowance of $5,400 and
      $7,000 for possible losses                                                     20,000                35,900

   Prepaid expenses and other assets                                                 38,200                31,300

   Property, plant and equipment, less accumulated
      depreciation and amortization of $4,896,400 and $5,269,600                  3,428,900             3,126,100

   Franchise cost, net of accumulated
      amortization of $2,500,900 and $2,690,800                                   1,141,500               966,200

   Deferred loan costs and other deferred charges, net                               71,000                57,500
                                                                           ------------------    -----------------

                                                                        $         5,359,000   $         4,775,100
                                                                           ------------------    -----------------
                                                                           ------------------    -----------------

                       LIABILITIES AND PARTNERSHIP CAPITAL

LIABILITIES:
   Accounts payable                                                     $           460,200   $           313,600
   Due to affiliates                                                                507,200               431,300
   Note payable - affiliate                                                       2,500,000             1,750,000
                                                                           ------------------    -----------------

          TOTAL LIABILITIES                                                       3,467,400             2,494,900
                                                                           ------------------    -----------------

COMMITMENTS AND CONTINGENCIES

PARTNERSHIP CAPITAL (DEFICIT):
   General partners                                                                (143,700)             (139,800)
   Limited partners                                                               2,035,300             2,420,000
                                                                           ------------------    -----------------

          TOTAL PARTNERSHIP CAPITAL                                               1,891,600             2,280,200
                                                                           ------------------    -----------------

                                                                        $         5,359,000   $         4,775,100
                                                                           ------------------    -----------------
                                                                           ------------------    -----------------


               *As presented in the audited financial statements.
            See accompanying notes to condensed financial statements.

                    ENSTAR INCOME/GROWTH PROGRAM SIX-A, L.P.

                       CONDENSED STATEMENTS OF OPERATIONS

                    ----------------------------------------
                    ----------------------------------------


                                                                   Unaudited
                                                     --------------------------------------
                                                              Three months ended
                                                                 September 30,
                                                     --------------------------------------
                                                           1997                 1998
                                                     -----------------    -----------------
REVENUES                                          $          913,800   $          896,000
                                                     -----------------    -----------------

OPERATING EXPENSES:
   Service costs                                             328,800              262,800
   General and administrative expenses                       153,200              105,000
   General Partner management fees
      and reimbursed expenses                                129,100              131,300
   Depreciation and amortization                             212,300              208,000
                                                     -----------------    -----------------

                                                             823,400              707,100
                                                     -----------------    -----------------

OPERATING INCOME                                              90,400              188,900
                                                     -----------------    -----------------

OTHER INCOME (EXPENSE):
   Interest income                                             6,000                7,100
   Interest expense                                          (69,400)             (49,700)
                                                     -----------------    -----------------

                                                             (63,400)             (42,600)
                                                     -----------------    -----------------

NET INCOME                                        $           27,000   $          146,300
                                                     -----------------    -----------------
                                                     -----------------    -----------------

Net income allocated to General Partners          $              300   $            1,500
                                                     -----------------    -----------------
                                                     -----------------    -----------------

Net income allocated to Limited Partners          $           26,700   $          144,800
                                                     -----------------    -----------------
                                                     -----------------    -----------------

NET INCOME PER UNIT OF LIMITED
   PARTNERSHIP INTEREST                           $             0.33   $             1.81
                                                     -----------------    -----------------
                                                     -----------------    -----------------

AVERAGE LIMITED PARTNERSHIP
   UNITS OUTSTANDING DURING PERIOD                            79,818               79,818
                                                     -----------------    -----------------
                                                     -----------------    -----------------


            See accompanying notes to condensed financial statements.

                    ENSTAR INCOME/GROWTH PROGRAM SIX-A, L.P.

                       CONDENSED STATEMENTS OF OPERATIONS

                    ----------------------------------------
                    ----------------------------------------

                                                                    Unaudited
                                                      --------------------------------------
                                                                Nine months ended
                                                                  September 30,
                                                      --------------------------------------
                                                            1997                 1998
                                                      -----------------    -----------------
REVENUES                                           $        2,720,500   $        2,736,400
                                                      -----------------    -----------------

OPERATING EXPENSES:
   Service costs                                              933,300              861,500
   General and administrative expenses                        385,600              321,400
   General Partner management fees
      and reimbursed expenses                                 384,200              393,900
   Depreciation and amortization                              679,800              626,200
                                                      -----------------    -----------------

                                                            2,382,900            2,203,000
                                                      -----------------    -----------------

OPERATING INCOME                                              337,600              533,400
                                                      -----------------    -----------------

OTHER INCOME (EXPENSE):
   Interest income                                             12,700               25,500
   Interest expense                                          (189,100)            (170,500)
   Gain on sale of cable assets                                   100                  200
                                                      -----------------    -----------------

                                                             (176,300)            (144,800)
                                                      -----------------    -----------------

NET INCOME                                         $          161,300   $          388,600
                                                      -----------------    -----------------
                                                      -----------------    -----------------

Net income allocated to General Partners           $            1,600   $            3,900
                                                      -----------------    -----------------
                                                      -----------------    -----------------

Net income allocated to Limited Partners           $          159,700   $          384,700
                                                      -----------------    -----------------
                                                      -----------------    -----------------

NET INCOME PER UNIT OF LIMITED
   PARTNERSHIP INTEREST                            $             2.00   $             4.82
                                                      -----------------    -----------------
                                                      -----------------    -----------------

AVERAGE LIMITED PARTNERSHIP
   UNITS OUTSTANDING DURING PERIOD                             79,818               79,818
                                                      -----------------    -----------------
                                                      -----------------    -----------------

            See accompanying notes to condensed financial statements.

                    ENSTAR INCOME/GROWTH PROGRAM SIX-A, L.P.

                            STATEMENTS OF CASH FLOWS

                    ----------------------------------------
                    ----------------------------------------

                                                                                         Unaudited
                                                                           --------------------------------------
                                                                                     Nine months ended
                                                                                       September 30,
                                                                           --------------------------------------
                                                                                 1997                 1998
                                                                           -----------------    -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                           $          161,300   $          388,600
   Adjustments to reconcile net income to net cash
      provided by operating activities:
       Depreciation and amortization                                               679,800              626,200
       Amortization of deferred loan costs                                          26,600               12,700
       Gain on sale of cable assets                                                   (100)                (200)
       Increase (decrease) from changes in:
         Accounts receivable, prepaid expenses and other assets                     83,900               (9,000)
         Accounts payable                                                          (63,700)            (146,600)
                                                                           -----------------    -----------------

             Net cash provided by operating activities                             887,800              871,700
                                                                           -----------------    -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                            (84,300)            (128,000)
   Increase in intangible assets                                                   (21,900)             (16,900)
   Proceeds from sale of property, plant and equipment                                 100                  200
                                                                           -----------------    -----------------

             Net cash used in investing activities                                (106,100)            (144,700)
                                                                           -----------------    -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Due to affiliates                                                                95,200              (75,900)
   Deferred loan costs                                                             (64,300)              (2,400)
   Repayment of debt                                                            (3,125,000)            (750,000)
   Borrowings from affiliate                                                     2,500,000                    -
                                                                           -----------------    -----------------

             Net cash used in financing activities                                (594,100)            (828,300)
                                                                           -----------------    -----------------

INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                                                187,600             (101,300)

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD                                                          169,400              659,400
                                                                           -----------------    -----------------

CASH AND CASH EQUIVALENTS
   AT END OF PERIOD                                                     $          357,000   $          558,100
                                                                           -----------------    -----------------
                                                                           -----------------    -----------------

            See accompanying notes to condensed financial statements.

                    ENSTAR INCOME/GROWTH PROGRAM SIX-A, L.P.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                    ----------------------------------------
                    ----------------------------------------


1.       INTERIM FINANCIAL STATEMENTS

         The accompanying condensed interim financial statements for the three and nine months ended September 30, 1998 and 1997 are unaudited. These condensed interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Partnership's latest Annual Report on Form 10-K. In the opinion of management, such statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of such periods. The results of operations for the three and nine months ended September 30, 1998 are not necessarily indicative of results for the entire year.

2.       TRANSACTIONS WITH THE GENERAL PARTNERS AND AFFILIATES

         The Partnership has a management and service agreement with a wholly owned subsidiary of the Corporate General Partner (the "Manager") for a monthly management fee of 5% of revenues, excluding revenues from the sale of cable television systems or franchises. Management fee expense approximated $44,800 and $136,800 for the three and nine months ended September 30, 1998.

         In addition to the monthly management fee described above, the Partnership reimburses the Manager for direct expenses incurred on behalf of the Partnership and for the Partnership's allocable share of operational costs associated with services provided by the Manager. All cable television properties managed by the Corporate General Partner and its subsidiary are charged a proportionate share of these expenses. The Corporate General Partner has contracted with Falcon Communications, L.P. ("FCLP"), successor to Falcon Holding Group, L.P. ("FHGLP"), an affiliated partnership, to provide corporate management services for the Partnership. Corporate office allocations and district office expenses are charged to the properties served based primarily on the respective percentage of basic subscribers or homes passed (dwelling units within a system) within the designated service areas. The total amount charged to the Partnership for these services approximated $86,500 and $257,100 for the three and nine months ended September 30, 1998. Management fees and reimbursed expenses due the Corporate General Partner are non-interest bearing.

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

         The Partnership also receives certain system operating management services from an affiliate of the Corporate General Partner in addition to the Manager due to the fact that there are no such employees directly employed by the Partnership. The Partnership reimburses the affiliate for its allocable share of the affiliate's operational costs. The total amount charged to the Partnership for these costs approximated $3,700 and $11,200 for the three and nine months ended September 30, 1998. No management fee is payable to the affiliate by the Partnership and there is no duplication of reimbursed expenses and costs paid to the Manager.

                    ENSTAR INCOME/GROWTH PROGRAM SIX-A, L.P.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                    ----------------------------------------
                    ----------------------------------------


2.       TRANSACTIONS WITH THE GENERAL PARTNERS AND AFFILIATES (CONTINUED)

         Certain programming services have been purchased through an affiliate of the Partnership. In turn, the affiliate charged the Partnership for these costs based on an estimate of what the Corporate General Partner could negotiate for such programming services for the 15 partnerships managed by the Corporate General Partner as a group. The Partnership recorded programming fee expense of $200,900 and $597,500 for the three and nine months ended September 30, 1998. Programming fees are included in service costs in the statements of operations. In the future, programming services will be purchased through another source, which may include FHGLP or an affiliate of FHGLP. Programming rates may vary in the near term as a result of the change.

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

                    ENSTAR INCOME/GROWTH PROGRAM SIX-A, L.P.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

         The Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act") required the Federal Communications Commission ("FCC") to, among other things, implement extensive regulation of the rates charged by cable television systems for basic and programming service tiers, installation, and customer premises equipment leasing. Compliance with those rate regulations has had a negative impact on the Partnership's revenues and cash flow. The Telecommunications Act of 1996 (the "1996 Telecom Act") substantially changed the competitive and regulatory environment for cable television and telecommunications service providers. Among other changes, the 1996 Telecom Act provides that the regulation of cable programming service tier ("CPST") rates will be terminated on March 31, 1999. Because cable service rate increases have continued to outpace inflation under the FCC's existing regulations, it is possible that Congress and the FCC will consider additional methods of regulating cable service rate increases, including deferral or repeal of the March 31, 1999 termination of CPST rate regulation. There can be no assurance as to what, if any, further action may be taken by the FCC, Congress or any other regulatory authority or court, or the effect thereof on the Partnership's business. Accordingly, the Partnership's historical financial results as described below are not necessarily indicative of future performance.

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

RESULTS OF OPERATIONS

         The Partnership's revenues decreased from $913,800 to $896,000, or by 2.0%, and increased from $2,720,500 to $2,736,400, or by less than 1.0%, for the three and nine months ended September 30, 1998 as compared to the corresponding periods in 1997. Of the $17,800 decrease in revenues for the three months ended September 30, 1998 as compared to the corresponding period in 1997, $38,000 was due to decreases in the number of subscriptions for basic, premium and equipment rental services and $8,500 was due to decreases in other revenue producing items. These decreases were partially offset by an increase of $28,700 due to increases in regulated service rates that were implemented by the Partnership in 1997. Of the $15,900 increase in revenues for the nine months ended September 30, 1998 as compared to the corresponding period in 1997, $97,600 was due to increases in regulated service rates that were implemented by the Partnership in 1997. These increases were partially offset by a decrease of $79,400 due to decreases in the number of subscriptions for basic, premium and equipment rental services and $2,300 was due to decreases in other revenue producing items. As of September 30, 1998, the Partnership had approximately 9,100 basic subscribers and 2,100 premium service units.

                    ENSTAR INCOME/GROWTH PROGRAM SIX-A, L.P.

         Service costs decreased from $328,800 to $262,800, or by 20.1%, and from $933,300 to $861,500, or 7.7%, for the three and nine months ended September 30, 1998 as compared to the corresponding periods in 1997. Service costs represent costs directly attributable to providing cable services to customers. These decreases were primarily due to 1997 copyright fee expense estimates that were reduced in 1998. Copyright fees also decreased due to the industry-wide change in status of one satellite service that resulted in lower fees.

         General and administrative expenses decreased from $153,200 to $105,000, or by 31.5%, and from $385,600 to $321,400, or by 16.6%, for the three and nine months ended September 30, 1998 as compared to the corresponding periods in 1997. These decreases were primarily due to lower bad debt expense and insurance costs resulting from a non-recurring charge in the second quarter of 1997 for a workers' compensation premium adjustment.

         Management fees and reimbursed expenses increased from $129,100 to $131,300, or by 1.7%, and from $384,200 to $393,900, or by 2.5%, for the three and nine months ended September 30, 1998 as compared to the corresponding periods in 1997. Management fees decreased for the three months and increased for the nine months ended September 30, 1998 in direct relation to the changes in revenues as described above. Reimbursed expenses increased primarily due to the transfer of system operating management of the Partnership's Tennessee system from an affiliate to the Corporate General Partner.

         Depreciation and amortization expense decreased from $212,300 to $208,000, or by 2.0%, and from $679,800 to $626,200, or by 7.9%, for the three and nine months ended September 30, 1998 as compared to the corresponding periods in 1997, primarily due to the effect of certain intangible assets becoming fully amortized.

         The Partnership's operating income increased from $90,400 to $188,900 and from $337,600 to $533,400 for the three and nine months ended September 30, 1998 as compared to the corresponding periods in 1997, primarily due to decreases in copyright fee expense, depreciation and amortization expense and insurance premiums as described above.

         Interest income increased from $6,000 to $7,100 and from $12,700 to $25,500 for the three and nine months ended September 30, 1998 as compared to the corresponding periods in 1997, primarily due to higher average cash balances available for investment during the 1998 periods.

         Interest expense decreased from $69,400 to $49,700, or by 28.4%, and from $189,100 to $170,500, or by 9.8%, for the three and nine months ended September 30, 1998 as compared to the corresponding periods in 1997, due to lower average borrowings in the 1998 periods.

         Due to the factors described above, the Partnership's net income increased from $27,000 to $146,300 and from $161,300 to $388,600 for the three and nine months ended September 30, 1998 as compared to the corresponding periods in 1997.

                    ENSTAR INCOME/GROWTH PROGRAM SIX-A, L.P.

         Based on its experience in the cable television industry, the Partnership believes that operating income before depreciation and amortization ("EBITDA") and related measures of cash flow serve as important financial analysis tools for measuring and comparing cable television companies in several areas, such as liquidity, operating performance and leverage. EBITDA is not a measurement determined under generally accepted accounting principles ("GAAP") and does not represent cash generated from operating activities in accordance with GAAP. EBITDA should not be considered by the reader as an alternative to net income as an indicator of financial performance or as an alternative to cash flows as a measure of liquidity. In addition, the definition of EBITDA may not be identical to similarly titled measures used by other companies. EBITDA as a percentage of revenues increased from 33.1% to 44.3% and from 37.4% to 42.4% during the three and nine months ended September 30, 1998 as compared to the corresponding periods in 1997. The increases were primarily due to lower copyright fee expense and insurance costs as described above. EBITDA increased from $302,700 to $396,900, or by 31.1%, and from $1,017,400 to $1,159,600, or by
14.0%, for the three and nine months ended September 30, 1998 as compared to the corresponding periods in 1997.

LIQUIDITY AND CAPITAL RESOURCES

         The Partnership's primary objective, having invested its net offering proceeds in cable systems, is to distribute to its partners all available cash flow from operations and proceeds from the sale of cable systems, if any, after providing for expenses, debt service and capital requirements relating to the expansion, improvement and upgrade of its cable systems. The Partnership's capital expenditures were $128,000 in the first nine months of 1998. As of the date of this Report, 94% of the available channel capacity is being utilized in the Partnership's systems that serve 78% of its customers.

         Two of the Partnership's franchise areas, which together serve 63% of the Partnership's total customer base, require upgrades to increase channel capacity. One of the upgrades is required in an existing franchise agreement. The estimated cost to upgrade the cable system in this franchise area is approximately $2.5 million and must be completed by June 2000. The second franchise agreement is under negotiation for renewal and the Partnership believes that the renewed franchise agreement may require the Partnership to upgrade its cable plant at an estimated cost of $1.1 million within 24 months.

         The Partnership is party to a loan agreement with EFC which provides for a revolving loan facility of $4,563,000 (the "Facility"). The Partnership prepaid $750,000 of its outstanding borrowings under the Facility during the nine months ended September 30, 1998 and prepaid an additional $150,000 on October 9, 1998, such that total outstanding borrowings were $1,600,000. The Partnership's management expects to increase borrowings under the Facility in the future to fund the upgrade of the Partnership's systems. However, the Partnership's borrowing capacity and its present cash reserves will be insufficient to fund its entire upgrade program. Consequently, the Partnership will need to rely on increased cash flow from operations or new sources of borrowing in order to meet its future liquidity requirements. There can be no assurance that such cash flow increases can be attained, or that additional future borrowings will be available to the Partnership on acceptable terms. If the Partnership is not able to attain such cash flow increases, or obtain new sources of borrowings, the Partnership will not be able to complete its full upgrade program. As

                    ENSTAR INCOME/GROWTH PROGRAM SIX-A, L.P.

a result, the value of the Partnership's systems will be lower than that of systems rebuilt to a higher technical standard.

         The Partnership's Facility will mature on August 31, 2001, at which time all funds previously advanced will be due in full. Borrowings bear interest at the lender's base rate (8.25% at September 30, 1998) plus 0.625%, or at an offshore rate plus 1.875%. Under certain circumstances, the Partnership is required to make mandatory prepayments, which permanently reduce the maximum commitment under the Facility. The Facility contains certain financial tests and other covenants including, among others, restrictions on incurrence of indebtedness, investments, sales of assets, acquisitions and other covenants, defaults and conditions. The Partnership believes it was in compliance with the covenants at September 30, 1998.

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

         While the Partnership made the election to self-insure for these risks based upon a comparison of historical damage sustained over the previous five years with the cost and amount of insurance currently available, there can be no assurance that future self-insured losses will not exceed prior costs of maintaining insurance for these risks. Approximately 73% of the Partnership's subscribers are served by its system in Flora, Illinois and neighboring communities. Significant damage to the system due to seasonal weather conditions or other events could have a material adverse effect on the Partnership's liquidity and cash flows. The Partnership continues to purchase insurance coverage in amounts its management views as appropriate for all other property, liability, automobile, workers' compensation and other types of insurable risks.

         In October 1998, the Partnership reinstated third party insurance coverage against damage to its cable distribution plant and subscriber connections and against business interruptions resulting from such damage. Although this coverage is subject to a significant annual deductible, the policy is intended to insure the Partnership against catastrophic losses, if any, in future periods.

         During the third quarter, the Corporate General Partner continued its identification and evaluation of the Partnership's Year 2000 business risks and its exposure to computer systems, to operating equipment which is date sensitive and to the interface systems of its vendors and service providers. The evaluation has

                    ENSTAR INCOME/GROWTH PROGRAM SIX-A, L.P.

focused on identification and assessment of systems and equipment that may fail to distinguish between the year 1900 and the year 2000 and, as a result, may cease to operate or may operate improperly when dates after December 31, 1999 are introduced.

         Based on a study conducted in 1997, the Corporate General Partner concluded that certain of the Partnership's information systems were not Year 2000 compliant and elected to replace such software and hardware with applications and equipment certified by the vendors as Year 2000 compliant. The Corporate General Partner expects to install substantially all of the new systems in the fourth quarter of 1998, with the remaining systems to be installed in the first half of 1999. The total anticipated cost, including replacement software and hardware, will be borne by FCLP. FCLP is utilizing internal and external resources to install the new systems. The Partnership does not believe that any other significant information technology ("IT") projects affecting the Partnership have been delayed due to efforts to identify and address Year 2000 issues.

         Additionally, the Partnership has inventoried its operating and revenue generating equipment to identify items that need to be upgraded or replaced and has surveyed cable equipment manufacturers to determine which of their models require upgrade or replacement to become Year 2000 compliant. Identification and evaluation are essentially completed and a plan is being developed to remediate non-compliant equipment prior to January 1, 2000. The Partnership expects to complete its planning process by the end of 1998. Upgrade or replacement, testing and implementation will be performed in 1999. The cost of such replacement or remediation, currently estimated at $34,000, is not expected to have a material effect on the Partnership's financial position or results of operations. The Partnership has not incurred any costs related to the Year 2000 project as of September 30, 1998. The Partnership plans to inventory, assess, replace and test equipment with embedded computer chips in a separate segment of its project, presently scheduled for 1999.

         The Partnership has continued to survey its significant third party vendors and service suppliers to determine the extent to which the Partnership's interface systems are vulnerable should those third parties fail to solve their own Year 2000 problems on a timely basis. Among the most significant service providers upon which the Partnership relies are programming suppliers, power and telephone companies, various banking institutions and the Partnership's customer billing service. A majority of these service suppliers either have not responded to the Partnership's inquiries regarding their Year 2000 compliance programs or have responded that they are unsure if they will become compliant on a timely basis. Consequently, there can be no assurance that the systems of other companies on which the Partnership must rely will be Year 2000 compliant on a timely basis.

         The Partnership expects to develop a contingency plan in 1999 to address possible situations in which various systems of the Partnership, or of third parties with which the Partnership does business, are not compliant prior to January 1, 2000. Considerable effort will be directed toward distinguishing between those contingencies with a greater probability of occurring from those whose occurrence is considered remote. Moreover, such a plan will necessarily focus on systems whose failure poses a material risk to the Partnership's results of operations and financial condition.

                    ENSTAR INCOME/GROWTH PROGRAM SIX-A, L.P.

         The Partnership's most significant Year 2000 risk is an interruption of service to subscribers, resulting in a potentially material loss of revenues. Other risks include impairment of the Partnership's ability to bill and/or collect payment from its customers, which could negatively impact its liquidity and cash flows. Such risks exist primarily due to technological operations dependent upon third parties and to a much lesser extent to those under the control of the Partnership. Failure to achieve Year 2000 readiness in either area could have a material adverse impact on the Partnership. The Partnership is unable to estimate the possible effect on its results of operations, liquidity and financial condition should its significant service suppliers fail to complete their readiness programs prior to the Year 2000. Depending on the supplier, equipment malfunction or type of service provided, as well as the location and duration of the problem, the effect could be material. For example, if a cable programming supplier encounters an interruption of its signal due to a Year 2000 satellite malfunction, the Partnership will be unable to provide the signal to its cable subscribers, which could result in a loss of revenues. Due to the number of individually owned and operated channels the Partnership carries for its subscribers, and the packaging of those channels, the Partnership is unable to estimate any reasonable dollar impact of such interruption.

         NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

         Cash provided by operating activities decreased by $16,100 in the nine months ended September 30, 1998 from the corresponding period in 1997. Changes in receivables and prepaid expenses used $92,900 more cash in the first nine months of 1998 than in the corresponding period in 1997 due to differences in the timing of receivable collections and in the payment of prepaid expenses. The Partnership used $82,900 more cash to pay liabilities owed to third-party creditors due to differences in the timing of payments.

         The Partnership used $38,600 more cash in investing activities during the nine months ended September 30, 1998 than in the comparable nine months of 1997 primarily due to an increase of $43,700 in expenditures for tangible assets, partially offset by a decrease of $5,000 in expenditures for intangible assets. Financing activities used $234,200 more cash in the first nine months of 1998 than in the corresponding period of 1997. The Partnership used $171,100 more cash to pay liabilities owed to the Corporate General Partner in the first nine months of 1998 than in the corresponding period of 1997 due to differences in the timing of payments. The Partnership used $125,000 more cash for the repayment of borrowings in the first nine months of 1998 and $61,900 more cash for the payment of deferred loan costs related to its Facility in the first nine months of 1997 than in the comparable period.

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

                    ENSTAR INCOME/GROWTH PROGRAM SIX-A, L.P.



PART II.          OTHER INFORMATION


ITEMS 1-5.        Not applicable.

ITEM 6.           Exhibits and Reports on Form 8-K

                          (a) Exhibit 10.21 - Franchise Ordinance thereto granting a non-exclusive community antenna television franchise for the city of Salem, Illinois.

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



                                       By:    ENSTAR COMMUNICATIONS CORPORATION
                                              General Partner






Date:  November 13, 1998               By:       /s/ Michael K. Menerey
                                              -------------------------
                                              Michael K. Menerey,
                                              Executive Vice President,
                                              Chief Financial Officer and
                                              Secretary

                    ENSTAR INCOME/GROWTH PROGRAM SIX-A, L.P.


                                  EXHIBIT INDEX


Exhibit
Number                               Description



10.21 Franchise Ordinance thereto granting a non-exclusive community antenna television franchise for the city of Salem, Illinois.