Form 10-K405
period 1998-12-31
ENSTAR INCOME GROWTH PROGRAM SIX A L P
filed 1999-03-30
CIK 824778

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

     [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from             to
                                          -----------    -----------
           Commission File Number:  0-17687

                   ENSTAR INCOME/GROWTH PROGRAM SIX-A, L.P.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

                    GEORGIA                                    58-1755230
------------------------------------------------     --------------------------
        (State or other jurisdiction of                     (I.R.S. Employer
        incorporation or organization)                   Identification Number)

     10900 WILSHIRE BOULEVARD - 15TH FLOOR
            LOS ANGELES, CALIFORNIA                              90024
------------------------------------------------     --------------------------
   (Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code:           (310) 824-9990
                                                             ----------------

Securities registered pursuant to Section 12 (b) of the Act:       NONE

Securities registered pursuant to Section 12 (g) of the Act:

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

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
                    The Exhibit Index is located at Page E-1.

                                     PART I

ITEM 1.   BUSINESS

INTRODUCTION

          Enstar Income/Growth Program Six-A, L.P., a Georgia limited partnership (the "Partnership"), is engaged in the ownership, operation and development, and, when appropriate, sale or other disposition, of cable television systems in small to medium-sized communities. The Partnership was formed on September 23, 1987. The general partners of the Partnership are Enstar Communications Corporation, a Georgia corporation (the "Corporate General Partner"), and Robert T. Graff, Jr. (the "Individual General Partner" and, together with the Corporate General Partner, the "General Partners"). On September 30, 1988, ownership of the Corporate General Partner was acquired by Falcon Cablevision, a California limited partnership that has been engaged in the ownership and operation of cable television systems since 1984 ("Falcon Cablevision"). The general partner of Falcon Cablevision was Falcon Holding Group, L.P., a Delaware limited partnership ("FHGLP"), until September 1998. On September 30, 1998, FHGLP acquired ownership of the Corporate General Partner from Falcon Cablevision. Simultaneously with the closing of that transaction, FHGLP contributed all of its existing cable television system operations to Falcon Communications, L.P. ("FCLP"), a California limited partnership and successor to FHGLP. FHGLP serves as the managing partner of FCLP, and the general partner of FHGLP is Falcon Holding Group, Inc., a California corporation ("FHGI"). The Corporate General Partner has contracted with FCLP and its affiliates to provide management services for the Partnership. See Item 13., "Certain Relationships and Related Transactions." The General Partner, FCLP and affiliated companies are responsible for the day to day management of the Partnership and its operations. See "Employees" below.

          Based on its belief that the market for cable systems has generally improved, the Corporate General Partner is evaluating strategies for liquidating the Partnership. These strategies include the potential sale of substantially all of the Partnership's assets to third parties and/or affiliates of the Corporate General Partner, and the subsequent liquidation of the Partnership. The Corporate General Partner expects to complete its evaluation within the next several months and intends to advise unitholders promptly if it believes that commencing a liquidating transaction would be in the best interests of unitholders.

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

          A customer generally pays an initial installation charge and fixed monthly fees for basic, expanded basic, other tiers of satellite services and premium programming services. Such monthly service fees constitute the primary source of revenues for the systems. In addition to customer revenues, the systems receive revenue from additional fees paid by customers for pay-per-view programming of movies and special events and from the sale of available advertising spots on advertiser-supported programming. The systems also offer to their customers home shopping services, which pay the systems a share of revenues from sales of products in the systems' service areas, in addition to paying the systems a separate fee in return for carrying their shopping service. Certain other channels have also offered the cable systems managed by FCLP, including those of the Partnership, fees in return for carrying their service. Due to a general lack of channel capacity available for adding new channels in certain of its systems, the Partnership's management cannot predict the impact of such potential payments on the Partnership's business. See Item 7., "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

          The Partnership began its cable television business operations in January 1989 with the acquisition of two cable television systems that provide service to customers in and around the municipalities of Dyer, Tennessee.
During March 1989, the Partnership expanded its cable operations by acquiring certain cable television systems providing service to customers in and around the municipalities of Flora and Salem, Illinois. During October 1989, the Partnership expanded its operations by acquiring a cable television system providing service to customers in and around the communities of Farmersville and Raymond, Illinois. As of December 31, 1998, the Partnership served approximately 8,900 basic subscribers. The Partnership does not expect to make any additional material acquisitions during the remaining term of the Partnership.

          FCLP receives a management fee and reimbursement of expenses from the Corporate General Partner for managing the Partnership's cable television operations. See Item 11., "Executive Compensation."

          The Chief Executive Officer of FHGI is Marc B. Nathanson. Mr. Nathanson has managed FCLP or its predecessors since 1975. Mr. Nathanson is a veteran of more than 30 years in the cable industry and, prior to forming FCLP's predecessors, held several key executive positions with some of the nation's largest cable television companies. The principal executive offices of the Partnership, the Corporate General Partner and FCLP are located at 10900 Wilshire Boulevard, 15th Floor, Los Angeles, California 90024, and their telephone number is (310) 824-9990. See Item 10., "Directors and Executive Officers of the Registrant."

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

          Adoption of rules implementing certain provisions of the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act") by the Federal Communications Commission (the "FCC") has had a negative impact on the Partnership's revenues and cash flow. These rules are subject to further amendment to give effect to the Telecommunications Act of 1996 (the "1996 Telecom Act"). Among other changes, the 1996 Telecom Act provides that the regulation of certain cable programming service tier ("CPST") rates will terminate on March 31, 1999. There can be no assurance as to what, if any, further action may be taken by the FCC, Congress or any other regulatory authority or court, or the effect thereof on the Partnership's business. See "Legislation and Regulation" and Item 7., "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

          The Partnership's management has selected a technical standard that incorporates the use of fiber optic technology where applicable in its engineering design for the majority of its systems that are to be rebuilt. A system built with this type of architecture can provide for future channels of analog service as well as new digital services. Such a system will also permit the introduction of high speed data transmission/Internet access and telephony services in the future after incurring incremental capital expenditures related to these services. The Partnership is also evaluating the use of digital compression technology in its systems. See "Technological Developments" and "Digital Compression."

          As discussed in prior reports, the Partnership postponed a number of rebuild and upgrade projects because of the uncertainty related to implementation of the 1992 Cable Act and the negative impact thereof on the Partnership's business and access to capital. As a result, the Partnership's systems are significantly less technically advanced than had been expected prior to the implementation of reregulation. The Partnership is party to a loan agreement with an affiliate which provides for a revolving loan facility of $4,563,000 (the "Facility"). The Partnership's upgrade program is presently estimated to require aggregate capital expenditures of approximately $3.9 million, all of which is planned to be spent after 1998. Two of the Partnership's franchise areas, which together serve 63% of the Partnership's total customer base, require upgrades to increase channel capacity. One of the upgrades is required in an existing franchise agreement. The estimated cost to upgrade the cable system in this franchise area is approximately $2.43 million and must be completed by June 2000. Another of the Partnership's franchise agreements is under negotiation for renewal and the Partnership believes that the renewed franchise agreement may require the Partnership to upgrade its cable plant at an estimated cost of $1.5 million within 24 months. Capital expenditures planned for 1999 include $2.4 million for the required rebuilds and approximately $346,400 for the upgrade of other assets. The Partnership's management expects to use borrowings under the Facility in the future to fund the upgrade of the Partnership's systems. However, the Partnership's borrowing capacity and its present cash reserves will be insufficient to fund its entire upgrade program. Consequently, the Partnership will need to rely on increased cash flow from operations or new sources of borrowing in order to meet its future liquidity requirements. There can be no assurance that such cash flow increases can be attained, or that additional future borrowings will be available to the Partnership on acceptable terms. If the Partnership is not able to attain such cash flow increases, or obtain new sources of borrowings, the Partnership will not be able to complete its full upgrade program. As a result, the value of the Partnership's systems will be lower than that of systems built to a higher technical standard. See "Legislation and Regulation" and Item 7., "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

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

          MARKETING

          The Partnership's marketing strategy is to provide added value to increasing levels of subscription services through "packaging." In addition to the basic service package, customers in substantially all of the systems may purchase an expanded group of regulated services, additional unregulated packages of satellite-delivered services, and premium services. The Partnership has employed a variety of targeted marketing techniques to attract new customers by focusing on delivering value, choice, convenience and quality. The Partnership employs direct mail, radio and local newspaper advertising, telemarketing and door-to-door selling utilizing demographic "cluster codes" to target specific messages to target audiences. In certain systems, the Partnership offers discounts to customers who purchase premium services on a limited trial basis in order to encourage a higher level of service subscription. The Partnership also has a coordinated strategy for retaining customers that includes televised retention advertising to reinforce the initial decision to subscribe and encourage customers to purchase higher service levels.

          CUSTOMER SERVICE AND COMMUNITY RELATIONS

          The Partnership places a strong emphasis on customer service and community relations and believes that success in these areas is critical to its business. The Partnership has developed and implemented a wide range of monthly internal training programs for its employees, including its regional managers, that focus on the Partnership's operations and employee interaction with customers. The effectiveness of the Partnership's training program as it relates to the employees' interaction with customers is monitored on an ongoing basis, and a portion of the regional managers' compensation is tied to achieving customer service targets. The Partnership conducts an extensive customer survey on a periodic basis and uses the information in its efforts to enhance service and better address the needs of its customers. A quarterly newsletter keeps customers up to date on new service offerings, special events and company information. In addition, the Partnership is participating in the industry's Customer Service Initiative which emphasizes an on-time guarantee program for service and installation appointments. The Partnership's corporate executives and regional managers lead the Partnership's involvement in a number of programs benefiting the communities the Partnership serves, including, among others, Cable in the Classroom, Drug Awareness, Holiday Toy Drive and the Cystic Fibrosis Foundation. Cable in the Classroom is the cable television industry's public service initiative to enrich education through the use of commercial-free cable programming. In addition, a monthly publication, CABLE IN THE CLASSROOM magazine provides educational program listings by curriculum area, as well as feature articles on how teachers across the country use the programs.

DESCRIPTION OF THE PARTNERSHIP'S SYSTEMS

          The table below sets forth certain operating statistics for the Partnership's cable systems as of December 31, 1998.

                                                                                           Average
                                                                                           Monthly
                                                          Premium                          Revenue
               Homes         Basic          Basic         Service        Premium          Per Basic
System       Passed(1)    Subscribers   Penetration(2)    Units(3)     Penetration(4)    Subscriber(5)
------       ---------    -----------   --------------    --------     --------------    -------------
Dyer, TN       3,691         2,403          65.1%            432           18.0%            $33.95

Flora, IL      9,000         6,529          72.5%          1,600           24.5%            $32.84
              ------         -----                         -----
Total         12,691         8,932          70.4%          2,032           22.7%            $33.13
              ======         =====                         =====

-------------------

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

         (5) Average monthly revenue per basic subscriber has been computed based on revenue for the year ended December 31, 1998.

CUSTOMER RATES AND SERVICES

          The Partnership's cable television systems offer customers packages of services that include the local area network, independent and educational television stations, a limited number of television signals from distant cities, numerous satellite-delivered, non-broadcast channels (such as CNN, MTV, USA, ESPN, TNT and The Disney Channel) and certain informational and public access channels. For an extra monthly charge, the systems provide certain premium television services, such as HBO and Showtime. The Partnership also offers other cable television services to its customers, including pay-per-view programming. For additional charges, in most of its systems, the Partnership also rents remote control devices and VCR compatible devices (devices that make it easier for a customer to tape a program from one channel while watching a program on another).

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

          At December 31, 1998, the Partnership's monthly rates for basic cable service for residential customers, including certain discounted rates, ranged from $14.82 to $22.69 and its premium service rate was $11.95, excluding special promotions offered periodically in conjunction with the Partnership's marketing programs. A one-time installation fee, which the Partnership may wholly or partially waive during a promotional period, is usually charged to new customers. Commercial customers, such as hotels, motels and hospitals, are charged a negotiated, non-recurring fee for installation of service and monthly fees based upon a standard discounting procedure. Most multi-unit dwellings are offered a negotiated bulk rate in exchange for single-point billing and basic service to all units. These rates are also subject to regulation.

EMPLOYEES

          The various personnel required to operate the Partnership's business are employed by the Partnership, the Corporate General Partner, its subsidiary corporation and FCLP. As of February 12, 1999, the Partnership had six employees, the cost of which is charged directly to the Partnership. The employment costs incurred by the Corporate General Partner, its subsidiary corporation and FCLP are allocated and charged to the Partnership for reimbursement pursuant to the partnership agreement and management agreement. Other personnel required to operate the Partnership's business are employed by an affiliate of the Corporate General Partner. The cost of such employment is allocated and charged to the Partnership. The amounts of these reimbursable costs are set forth below in Item 11., "Executive Compensation."

TECHNOLOGICAL DEVELOPMENTS

          As part of its commitment to customer service, the Partnership emphasizes the highest technical standards and prudently seeks to apply technological advances in the cable television industry to its cable television systems on the basis of cost effectiveness, capital availability, enhancement of product quality and service delivery and industry-wide acceptance. The Partnership continues to upgrade the technical quality of its systems' cable plant and to increase channel capacity for the delivery of additional programming and new services. Currently, the Partnership's systems have an average channel capacity of 38 in systems that serve 78% of its customers and an average channel capacity of 60 in systems that serve 22% of its customers and on average utilize 95% and 60% of such systems' respective channel capacity. The Partnership believes that system upgrades would enable it to provide customers with greater programming diversity, better picture quality and alternative communications delivery systems made possible by the introduction of fiber optic technology and by the possible future application of digital compression. See "Legislation and Regulation" and Item 7., "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

          As of December 31, 1998, approximately 63% of the Partnership's customers were served by systems that utilize addressable technology. Addressable technology permits the cable operator to activate from a central control point the cable television services to be delivered to a customer if that customer has also been supplied with an addressable converter box. To date, the Partnership has supplied addressable converter boxes to customers of the systems utilizing addressable technology who subscribe to one or more premium services and, in selected systems, to customers who subscribe to certain new product tiers. As a result, if the system utilizes addressable technology and the customer has been supplied with an addressable converter box, the Partnership can upgrade or downgrade services immediately, without the delay or expense associated with dispatching a technician to the home. Addressable technology also reduces pay service theft, is an effective enforcement tool in collecting delinquent payments and allows the Partnership to offer pay-per-view services. "See Customer Rates and Services."

DIGITAL COMPRESSION

          The Partnership has been closely monitoring developments in the area of digital compression, a technology that will enable cable operators to increase the channel capacity of cable television systems by permitting a significantly increased number of video signals to fit in a cable television system's existing bandwidth. Depending on the technical characteristics of the existing system, the Partnership believes that the utilization of digital compression technology will enable its systems to increase channel capacity in certain systems in a manner that could, in the short term, be more cost efficient than rebuilding such systems with higher capacity distribution plant. However, the Partnership believes that unless the system has sufficient unused channel capacity and bandwidth, the use of digital compression to increase channel offerings is not a substitute for the rebuild of the system, which will improve picture quality, system reliability and quality of service. The use of digital compression will expand the number and types of services these systems offer and enhance the development of current and future revenue sources. The Partnership expects to make digital service available to its customers in an Illinois franchise area during 1999. This technology is under frequent management review.

PROGRAMMING

          The Partnership purchases basic and premium programming for its systems from FCLP. In turn, FCLP charges the Partnership for these costs based on an estimate of what the Corporate General Partner could negotiate for such services for the 15 partnerships managed by the Corporate General Partner as a group (approximately 91,000 basic subscribers at December 31, 1998), which is generally based on a fixed fee per customer or a percentage of the gross receipts for the particular service. Certain other channels have also offered FCLP and the Partnership's systems fees in return for carrying their service. Due to a lack of channel capacity available for adding new channels in certain of its systems, the Partnership's management cannot predict the impact of such potential payments on its business. In addition, the FCC may require that such payments from programmers be offset against the programming fee increases which can be passed through to subscribers under the FCC's rate regulations. FCLP's programming contracts are generally for a fixed period of time and are subject to negotiated renewal. FCLP does not have long-term programming contracts for the supply of a substantial amount of its programming. Accordingly, no assurance can be given that its, and correspondingly the Partnership's, programming costs will not continue to increase substantially in the near future, or that other materially adverse terms will not be added to FCLP's programming contracts. Management believes, however, that FCLP's relations with its programming suppliers generally are good.

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

          As of December 31, 1998, the Partnership held 16 franchises. These franchises, all of which are non-exclusive, provide for the payment of fees to the issuing authority. Annual franchise fees imposed on the Partnership systems range up to 5% of the gross revenues generated by a system. The 1984 Cable Act prohibits franchising authorities from imposing franchise fees in excess of 5% of gross revenues and also permits the cable system operator to seek renegotiation and modification of franchise requirements if warranted by changed circumstances.

          The following table groups the franchises of the Partnership's cable television systems by date of expiration and presents the number of franchises for each group of franchises and the approximate number and percentage of homes subscribing to cable service for each group as of December 31, 1998.

                                                     Number of        Percentage of
                Year of            Number of           Basic              Basic
         Franchise Expiration     Franchises        Subscribers        Subscribers
         --------------------     ----------        -----------       -------------
       Prior to 2000                    8                5,467             61.2%
       2000 - 2004                      4                1,882             21.1%
       2005 and after                   4                1,067             11.9%
                                       --                -----             ----
       Total                           16                8,416             94.2%
                                       ==                =====             ====

          The Partnership operates cable television systems which serve multiple communities and, in some circumstances, portions of such systems extend into jurisdictions for which the Partnership believes no franchise is necessary. In the aggregate, approximately 516 customers, comprising approximately 5.8% of the Partnership's customers, are served by unfranchised portions of such systems. In certain instances, where a single franchise comprises a large percentage of the customers in an operating region, the loss of such franchise could decrease the economies of scale achieved by the Partnership's clustering strategy. The Partnership has never had a franchise revoked for any of its systems and believes that it has satisfactory relationships with substantially all of its franchising authorities.

          The 1984 Cable Act provides, among other things, for an orderly franchise renewal process in which franchise renewal will not be unreasonably withheld or, if renewal is denied and the franchising authority acquires ownership of the system or effects a transfer of the system to another person, the operator generally is entitled to the "fair market value" for the system covered by such franchise, but no value may be attributed to the franchise itself. In addition, the 1984 Cable Act, as amended by the 1992 Cable Act, establishes comprehensive renewal procedures which require that an incumbent franchisee's renewal application be assessed on its own merit and not as part of a comparative process with competing applications. See "Legislation and Regulation."

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

          Television programming is now also being delivered to individuals by high-powered direct broadcast satellites ("DBS") utilizing video compression technology. This technology has the capability of providing more than 100 channels of programming over a single high-powered DBS satellite with significantly higher capacity available if, as is the case with DIRECTV, multiple satellites are placed in the same orbital position. Unlike cable television systems, however, DBS satellites are limited by law in their ability to deliver local broadcast signals. One DBS provider, EchoStar, has announced plans to deliver a limited number of local broadcast signals in a limited number of markets and has initiated efforts to have the practice legalized.
Legislation has been introduced in Congress which would permit DBS operators to elect to provide local broadcast signals to their customers under the Copyright Act. If DBS providers are ultimately permitted to deliver local broadcast signals, cable television systems would lose a significant competitive advantage. DBS service can be received virtually anywhere in the continental United States through the installation of a small rooftop or side-mounted antenna, and it is more accessible than cable television service where cable plant has not been constructed or where it is not cost effective to construct cable television facilities. DBS service is being heavily marketed on a nationwide basis by several service providers. In addition, medium-power fixed-service satellites can be used to deliver direct-to-home satellite services over small home satellite dishes, and one provider, PrimeStar, currently provides service to subscribers using such a satellite. DIRECTV has recently agreed to purchase PrimeStar.

          Multichannel multipoint distribution systems ("wireless cable") deliver programming services over microwave channels licensed by the FCC and received by subscribers with special antennas. Wireless cable systems are less capital intensive, are not required to obtain local franchises or to pay franchise fees, and are subject to fewer regulatory requirements than cable television systems. To date, the ability of wireless cable services to compete with cable television systems has been limited by channel capacity (35-channel maximum) and the need for unobstructed line-of-sight over-the-air transmission. Although relatively few wireless cable systems in the United States are currently in operation or under construction, virtually all markets have been licensed or tentatively licensed. The use of digital compression technology, and the FCC's recent amendment to its rules, which permits reverse path or two-way transmission over wireless facilities, may enable wireless cable systems to deliver more channels and additional services.

          Private cable television systems compete to service condominiums, apartment complexes and certain other multiple unit residential developments. The operators of these private systems, known as satellite master antenna television ("SMATV") systems, often enter into exclusive agreements with apartment building owners or homeowners' associations which preclude franchised cable television operators from serving residents of such private complexes. However, the 1984 Cable Act gives franchised cable operators the right to use existing compatible easements within their franchise areas upon nondiscriminatory terms and conditions. Accordingly, where there are preexisting compatible easements, cable operators may not be unfairly denied access or discriminated against with respect to the terms and conditions of access to those easements. There have been conflicting judicial decisions interpreting the scope of the access right granted by the 1984 Cable Act, particularly with respect to easements located entirely on private property. Under the 1996 Telecom Act, SMATV systems can interconnect non-commonly owned buildings without having to comply with local, state and federal regulatory requirements that are imposed upon cable systems providing similar services, as long as they do not use public rights of way.

          The FCC has initiated a new interactive television service which will permit non-video transmission of information between an individual's home and entertainment and information service providers. This service, which can be used by DBS systems, television stations and other video programming distributors (including cable television systems), is an alternative technology for the delivery of interactive video services. It does not appear at the present time that this service will have a material impact on the operations of cable television systems.

          The FCC has allocated spectrum in the 28 GHz range for a new multichannel wireless service that can be used to provide video and telecommunications services. The FCC recently completed the process of awarding licenses to use this spectrum via a market-by-market auction. It cannot be predicted at this time whether such a service will have a material impact on the operations of cable television systems.

          Cable systems generally operate pursuant to franchises granted on a non-exclusive basis. In addition, the 1992 Cable Act prohibits franchising authorities from unreasonably denying requests for additional franchises and permits franchising authorities to build and operate their own cable systems. Municipally-owned cable systems enjoy certain competitive advantages such as lower-cost financing and exemption from the payment of franchise fees.

          The 1996 Telecom Act eliminates the restriction against ownership (subject to certain exceptions) and operation of cable systems by local telephone companies within their local exchange service areas. Telephone companies are now free to enter the retail video distribution business through any means, such as DBS, wireless cable, SMATV or as traditional franchised cable system operators. Alternatively, the 1996 Telecom Act authorizes local telephone companies to operate "open video systems" (a facilities-based distribution system, like a cable system, but which is "open," i.e., also available for use by programmers other than the owner of the facility) without obtaining a local cable franchise, although telephone companies operating such systems can be required to make payments to local governmental bodies in lieu of cable franchise fees. Up to two-thirds of the channel capacity on an "open video system" must be available to programmers unaffiliated with the local telephone company. As a result of the foregoing changes, well financed businesses from outside the cable television industry (such as public utilities that own the poles to which cable is attached) may become competitors for franchises or providers of competing services. The 1996 Telecom Act, however, also includes numerous provisions designed to make it easier for cable operators and others to compete directly with local exchange telephone carriers in the provision of traditional telephone service and other telecommunications services.

          Other new technologies, including Internet-based services, may become competitive with services that cable television systems can offer. The 1996 Telecom Act directed the FCC to establish, and the FCC has adopted, regulations and policies for the issuance of licenses for digital television ("DTV") to incumbent television broadcast licensees. DTV is expected to deliver high definition television pictures, multiple digital-quality program streams, as well as CD-quality audio programming and advanced digital services, such as data transfer or subscription video. The FCC also has authorized television broadcast stations to transmit textual and graphic information useful both to consumers and businesses. The FCC also permits commercial and noncommercial FM stations to use their subcarrier frequencies to provide nonbroadcast services including data transmission. The cable television industry competes with radio, television, print media and the Internet for advertising revenues. As the cable television industry continues to offer more of its own programming channels, e.g., Discovery and USA Network, income from advertising revenues can be expected to increase.

          Recently a number of Internet service providers, commonly known as ISPs, have requested local authorities and the FCC to provide rights of access to cable television systems' broadband infrastructure in order that they be permitted to deliver their services directly to cable television systems' customers. In a recent report, the FCC declined to institute a proceeding to examine this issue, and concluded that alternative means of access are or soon will be made to a broad range of ISPs. The FCC declined to take action on ISP access to broadband cable facilities, and the FCC indicated that it would continue to monitor this issue. Several local jurisdictions also are reviewing this issue.

          Telephone companies are accelerating the deployment of Asymmetric Digital Subscriber Line technology, known as ADSL. These companies report that ADSL technology will allow Internet access to subscribers at peak data transmission speeds equal or greater than that of modems over conventional telephone lines. Several of the Regional Bell Operating Companies have requested the FCC to fully deregulate packet-switched networks (a type of data communication in which small blocks of data are independently transmitted and reassembled at their destination) to allow them to provide high-speed broadband services, including interactive online services, without regard to present service boundaries and other regulatory restrictions. The Partnership cannot predict the likelihood of success of the online services offered by these competitors, (ISP attempts to gain access to the cable industry's broadband facilities), or the impact on the Partnership's business.

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

FEDERAL REGULATION

          The primary federal statute dealing with the regulation of the cable television industry is the Communications Act of 1934 (the "Communications Act"), as amended. The three principal amendments to the Communications Act that shaped the existing regulatory framework for the cable television industry were the 1984 Cable Act, the 1992 Cable Act and the 1996 Telecom Act.

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

          RATE REGULATION

          The 1992 Cable Act replaced the FCC's previous standard for determining "effective competition," under which most cable systems were not subject to local rate regulation, with a statutory provision that resulted in nearly all cable television systems becoming subject to local rate regulation of basic service. The 1996 Telecom Act, however, expanded the definition of effective competition to include situations where a local telephone company or an affiliate, or any multichannel video provider using telephone company facilities, offers comparable video service by any means except DBS. A finding of effective competition exempts both basic and nonbasic tiers from regulation. Additionally, the 1992 Cable Act required the FCC to adopt a formula, enforceable by franchising authorities, to assure that basic cable rates are reasonable; allowed the FCC to review rates for nonbasic service tiers (other than per-channel or per-program services) in response to complaints filed by franchising authorities and/or cable customers; prohibited cable television systems from requiring subscribers to purchase service tiers above basic service in order to purchase premium services if the system is technically capable of doing so; required the FCC to adopt regulations to establish, on the basis of actual costs, the price for installation of cable service, remote controls, converter boxes and additional outlets; and allowed the FCC to impose restrictions on the retiering and rearrangement of cable services under certain limited circumstances. The 1996 Telecom Act limits the class of complainants regarding nonbasic tier rates to franchising authorities only and ends FCC regulation of nonbasic tier rates on March 31, 1999.

          The FCC's regulations contain standards for the regulation of basic and nonbasic cable service rates (other than per-channel or per-program services). Local franchising authorities and/or the FCC are empowered to order a reduction of existing rates which exceed the maximum permitted level for either basic and/or nonbasic cable services and associated equipment, and refunds can be required. The rate regulations adopt a benchmark price cap system for measuring the reasonableness of existing basic and nonbasic service rates. Alternatively, cable operators have the opportunity to make cost-of-service showings which, in some cases, may justify rates above the applicable benchmarks. The rules also require that charges for cable-related equipment (E.G., converter boxes and remote control devices) and installation services be unbundled from the provision of cable service and based upon actual costs plus a reasonable profit. The regulations also provide that future rate increases may not exceed an inflation-indexed amount, plus increases in certain costs beyond the cable operator's control, such as taxes, franchise fees and increased programming costs. Cost-based adjustments to these capped rates can also be made in the event a cable operator adds or deletes channels. In addition, new product tiers consisting of services new to the cable system can be created free of rate regulation as long as certain conditions are met, such as not moving services from existing tiers to the new tier. These provisions currently provide limited benefit to the Partnership's systems due to the lack of channel capacity previously discussed. There is also a streamlined cost-of-service methodology available to justify a rate increase on basic and regulated nonbasic tiers for "significant" system rebuilds or upgrades.

          Franchising authorities have become certified by the FCC to regulate the rates charged by the Partnership for basic cable service and for installation charges and equipment rental. The Partnership has had to bring its rates and charges into compliance with the applicable benchmark or equipment and installation cost levels in substantially all of its systems. This has had a negative impact on the Partnership's revenues and cash flow.

          FCC regulations adopted pursuant to the 1992 Cable Act require cable systems to permit customers to purchase video programming on a per channel or a per program basis without the necessity of subscribing to any tier of service, other than the basic service tier, unless the cable system is technically incapable of doing so. Generally, an exemption from compliance with this requirement for cable systems that do not have such technical capability is available until a cable system obtains the capability, but not later than December 2002. At the present time, a number of the Partnership's systems are unable to comply with this requirement.

          CARRIAGE OF BROADCAST TELEVISION SIGNALS

          The 1992 Cable Act adopted new television station carriage requirements. These rules allow commercial television broadcast stations which are "local" to a cable system, I.E., the system is located in the station's Area of Dominant Influence, to elect every three years whether to require the cable system to carry the station, subject to certain exceptions, or whether the cable system will have to negotiate for "retransmission consent" to carry the station. Local non-commercial television stations are also given mandatory carriage rights, subject to certain exceptions, within the larger of: (i) a 50-mile radius from the station's city of license; or (ii) the station's Grade B contour (a measure of signal strength). Unlike commercial stations, noncommercial stations are not given the option to negotiate retransmission consent for the carriage of their signal. In addition, cable systems must obtain retransmission consent for the carriage of all "distant" commercial broadcast stations, except for certain "superstations," I.E., commercial satellite-delivered independent stations, such as WGN. The Partnership has thus far not been required to pay cash compensation to broadcasters for retransmission consent or been required by broadcasters to remove broadcast stations from the cable television channel line-ups. The Partnership has, however, agreed to carry some services in specified markets pursuant to retransmission consent arrangements which it believes are comparable to those entered into by most other large cable operators, and for which it pays monthly fees to the service providers, as it does with other satellite providers. The second election between must-carry and retransmission consent for local commercial television broadcast stations was October 1, 1996, and the Partnership has agreed to carry one new service in specified markets pursuant to these retransmission consent arrangements. The next election between must-carry and retransmission consent for local commercial television broadcast stations will be October 1, 1999.

          The FCC is currently conducting a rulemaking proceeding regarding the carriage responsibilities of cable television systems during the transition of broadcast television from analog to digital transmission. Specifically, the FCC is exploring whether to amend the signal carriage rules to accommodate the carriage of digital broadcast television signals. The Partnership is unable to predict the ultimate outcome of this proceeding or the impact of new carriage requirements on the operations of its cable systems.

          NONDUPLICATION OF NETWORK PROGRAMMING

          Cable television systems that have 1,000 or more customers must, upon the appropriate request of a local television station, delete the simultaneous or nonsimultaneous network programming of certain lower priority distant stations affiliated with the same network as the local station.

          DELETION OF SYNDICATED PROGRAMMING

          FCC regulations enable television broadcast stations that have obtained exclusive distribution rights for syndicated programming in their market to require a cable system to delete or "black out" such programming from certain other television stations which are carried by the cable system. The extent of such deletions will vary from market to market and cannot be predicted with certainty. However, it is possible that such deletions could be substantial and could lead the cable operator to drop a distant signal in its entirety.

          PROGRAM ACCESS

          The 1992 Cable Act contains provisions that are intended to foster the development of competition to traditional cable systems by regulating the access of competing multichannel video providers to vertically integrated, satellite-distributed cable programming services. Consequently, with certain limitations, the federal law generally precludes any satellite distributed programming service affiliated with a cable company from favoring an affiliated company over competitors; requires such programmers to sell their programming to other multichannel video providers; and limits the ability of such satellite program services to offer exclusive programming arrangements to their affiliates.

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

          The 1992 Cable Act makes several changes to the process under which a cable operator seeks to enforce his renewal rights, which could make it easier in some cases for a franchising authority to deny renewal. While a cable operator must still submit its request to commence renewal proceedings within thirty to thirty-six months prior to franchise expiration to invoke the formal renewal process, the request must be in writing and the franchising authority must commence renewal proceedings not later than six months after receipt of such notice. The four-month period for the franchising authority to grant or deny the renewal now runs from the submission of the renewal proposal, not the completion of the public proceeding. Franchising authorities may consider the "level" of programming service provided by a cable operator in deciding whether to renew. For alleged franchise violations occurring after December 29, 1984, franchising authorities are no longer precluded from denying renewal based on failure to substantially comply with the material terms of the franchise where the franchising authority has "effectively acquiesced" to such past violations. Rather, the franchising authority is estopped if, after giving the cable operator notice and opportunity to cure, it fails to respond to a written notice from the cable operator of its failure or inability to cure. Courts may not reverse a denial of renewal based on procedural violations found to be "harmless error."

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

          OWNERSHIP

          The 1996 Telecom Act repealed the 1984 Cable Act's prohibition against local exchange telephone companies ("LECs") providing video programming directly to customers within their local telephone exchange service areas. However, with certain limited exceptions, a LEC may not acquire more than a 10% equity interest in an existing cable system operating within the LEC's service area. The 1996 Telecom Act also authorized LECs and others to operate "open video systems". A recent judicial decision overturned various parts of the FCC's open video rules, including the FCC's restriction preventing local governmental authorities from requiring open video system operators to obtain a franchise. The Partnership expects the FCC to modify its open video rules to comply with the federal court's decision, but is unable to predict the impact any rule modifications may have on the Partnership's business and operations. See "Business-Competition."

          The 1984 Cable Act and the FCC's rules prohibit the common ownership, operation, control or interest in a cable system and a local television broadcast station whose predicted grade B contour (a measure of a television station's signal strength as defined by the FCC's rules) covers any portion of the community served by the cable system. The 1996 Telecom Act eliminates the statutory ban and directs the FCC to review its rule within two years. Such a review is presently pending. Finally, in order to encourage competition in the provision of video programming, the FCC adopted a rule prohibiting the common ownership, affiliation, control or interest in cable television systems and wireless cable facilities having overlapping service areas, except in very limited circumstances. The 1992 Cable Act codified this restriction and extended it to co-located SMATV systems. Permitted arrangements in effect as of October 5, 1992 are grandfathered. The 1996 Telecom Act exempts cable systems facing effective competition from the wireless cable and SMATV restriction. In addition, a cable operator can purchase a SMATV system serving the same area and technically integrate it into the cable system. The 1992 Cable Act permits states or local franchising authorities to adopt certain additional restrictions on the ownership of cable television systems.

          Pursuant to the 1992 Cable Act, the FCC has imposed limits on the number of cable systems which a single cable operator can own. In general, no cable operator can have an attributable interest in cable systems which pass more than 30% of all homes nationwide. Attributable interests for these purposes include voting interests of 5% or more (unless there is another single holder of more than 50% of the voting stock), officerships, directorships, general partnership interests and limited partnership interests (unless the limited partners have no material involvement in the limited partnership's business). These rules are under review by the

FCC. The FCC has stayed the effectiveness of these rules pending the outcome of the appeal from a U.S. District Court decision holding the multiple ownership limit provision of the 1992 Cable Act unconstitutional.

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

          TECHNICAL REQUIREMENTS

          The FCC has imposed technical standards applicable to the cable channels on which broadcast stations are carried, and has prohibited franchising authorities from adopting standards which are in conflict with or more restrictive than those established by the FCC. Those standards are applicable to all classes of channels which carry downstream National Television System Committee (the "NTSC") video programming. The FCC also has adopted additional standards applicable to cable television systems using frequencies in the 108-137 MHz and 225-400 MHz bands in order to prevent harmful interference with aeronautical navigation and safety radio services and has also established limits on cable system signal leakage. Periodic testing by cable operators for compliance with the technical standards and signal leakage limits is required and an annual filing of the results of these measurements is required. The 1992 Cable Act requires the FCC to periodically update its technical standards to take into account changes in technology. Under the 1996 Telecom Act, local franchising authorities may not prohibit, condition or restrict a cable system's use of any type of subscriber equipment or transmission technology.

          The FCC has adopted regulations to implement the requirements of the 1992 Cable Act designed to improve the compatibility of cable systems and consumer electronics equipment. Among other things, these regulations generally prohibit cable operators from scrambling their basic service tier. The 1996 Telecom Act directs the FCC to set only minimal standards to assure compatibility between television sets, VCRs and cable systems, and to rely on marketplace competition to best determine which features, functions, protocols, and product and service options meet the needs of consumers.

          Pursuant to the 1992 Cable Act, the FCC has adopted rules to assure the competitive availability to consumers of customers premises equipment, such as converters, used to access the services offered by cable television systems and other multichannel video programming distributions ("MVPD"). Pursuant to those rules, consumers are given the right to attach compatible equipment to the facilities of their MVPD so long as the equipment does not harm the network, does not interfere with the services purchased by other customers, and is not used to receive unauthorized services. As of July 1, 2000, MVPDs (other than DBS operators) are required to separate security from non-security functions in the customer premises equipment which they sell or lease to their customers and offer their customers the option of using component security modules obtained from the MVPD with set-top units purchased or leased from retail outlets. As of January 1, 2005, MVPDs will be prohibited from distributing new set -top equipment integrating both security and non-security functions to their customers.

          POLE ATTACHMENTS

          The FCC currently regulates the rates and conditions imposed by certain public utilities for use of their poles unless state public service commissions are able to demonstrate that they regulate the rates, terms and conditions of cable television pole attachments. The state of Illinois, in which the Partnership operates cable systems, has certified to the FCC that it regulates the rates, terms and conditions for pole attachments. In the absence of state regulation, the FCC administers such pole attachment rates through use of a formula which it has devised. The 1996 amendments to the Communications Act modified the FCC's pole attachment regulatory scheme by requiring the FCC to adopt new regulations. These regulations become effective in 2001 and govern the charges for pole attachments used by companies, including cable operators, that provide telecommunications services by immediately permitting certain providers of telecommunications services to rely upon the protections of the current law until the new rate formula becomes effective in 2001, and by requiring that utilities provide cable systems and telecommunications carriers with nondiscriminatory access to any pole, conduit or right-of-way controlled by the utility. In adopting its new attachment regulations, the FCC concluded, in part, that a cable operator providing Internet service on its cable system is not providing a telecommunications service for purposes of the new rules.

          The new rate formula adopted by the FCC and which is applicable for any party, including cable systems, which offer telecommunications services will result in significantly higher attachment rates for cable systems which choose to offer such services. Any resulting increase in attachment rates as a result of the FCC's new rate formula will be phased in over a five-year period in equal annual increments, beginning in February 2001. Several parties have requested the FCC to reconsider its new regulations and several parties have challenged the new rules in court. A federal district court recently upheld the constitutionality of the new statutory provision, and the utilities involved in that litigation have appealed the lower court's decision. The FCC also has initiated a proceeding to determine whether it should adjust certain elements of the current rate formula. If adopted, these adjustments could increase rates for pole attachments and conduit space. The Partnership is unable to predict the outcome of this current litigation or the ultimate impact of any revised FCC rate formula or of any new pole attachment rate regulations on its business and operations.

          OTHER MATTERS

          Other matters subject to FCC regulation include certain restrictions on a cable system's carriage of local sports programming; rules governing political broadcasts; customer service standards; obscenity and indecency; home wiring; equal employment opportunity; privacy; closed captioning; sponsorship identification; system registration; and limitations on advertising contained in nonbroadcast children's programming.

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

          Copyrighted music performed in programming supplied to cable television systems by pay cable networks (such as HBO) and basic cable networks (such as USA Network) is licensed by the networks through private agreements with the American Society of Composers and Publishers ("ASCAP") and BMI, Inc. ("BMI"),
the two major performing rights organizations in the United States. As a result of extensive litigation, both ASCAP and BMI now offer "through to the viewer" licenses to the cable networks which cover the retransmission of the cable networks' programming by cable systems to their customers. Payment for music performed in programming offered on a per program basis remains unsettled. The Partnership recently participated in a settlement with BMI for payment of fees in connection with the Request pay-per-view network.
Industry litigation of this issue with ASCAP is likely.

          Copyrighted music transmitted by cable systems themselves, E.G., on local origination channels or in advertisements inserted locally on cable networks, must also be licensed. Cable industry negotiations with ASCAP, BMI and SESAC, Inc. (a third and smaller performing rights organization) are in progress.

LOCAL REGULATION

          Because a cable television system uses local streets and rights-of-way, cable television systems generally are operated pursuant to nonexclusive franchises, permits or licenses granted by a municipality or other state or local government entity. Franchises generally are granted for fixed terms and in many cases are terminable if the franchise operator fails to comply with material provisions. Although the 1984 Cable Act provides for certain procedural protections, there can be no assurance that renewals will be granted or that renewals will be made on similar terms and conditions. Upon receipt of a franchise, the cable system owner usually is subject to a broad range of obligations to the issuing authority directly affecting the business of the system. The terms and conditions of franchises vary materially from jurisdiction to jurisdiction, and even from city to city within the same state, historically ranging from reasonable to highly restrictive or burdensome. The specific terms and conditions of a franchise and the laws and regulations under which it was granted directly affect the profitability of the cable television system. Cable franchises generally contain provisions governing charges for basic cable television services, fees to be paid to the franchising authority, length of the franchise term, renewal, sale or transfer of the franchise, territory of the franchise, design and technical performance of the system, use and occupancy of public streets and the number and types of cable services provided. The 1996 Telecom Act prohibits a franchising authority from either requiring or limiting a cable operator's provision of telecommunications services.

          The 1984 Cable Act places certain limitations on a franchising authority's ability to control the operation of a cable system operator, and the courts have from time to time reviewed the constitutionality of several general franchise requirements, including franchise fees and access channel requirements, often with inconsistent results. On the other hand, the 1992 Cable Act prohibits exclusive franchises, and allows franchising authorities to exercise greater control over the operation of franchised cable television systems, especially in the area of customer service and rate regulation. Moreover, franchising authorities are immunized from monetary damage awards arising from regulation of cable television systems or decisions made on franchise grants, renewals, transfers and amendments.

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

          The Partnership owns substantially all of the assets related to its cable television operations, including its program production equipment, headend (towers, antennas, electronic equipment and satellite earth stations), cable plant (distribution equipment, amplifiers, customer drops and hardware), converters, test equipment and tools and maintenance equipment.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None.

                                       PART II

Item 5. MARKET FOR THE REGISTRANT'S EQUITY SECURITIES AND RELATED SECURITY HOLDER MATTERS

LIQUIDITY

          While the Partnership's equity securities, which consist of units of limited partnership interests, are publicly held, there is no established public trading market for the units and it is not expected that a market will develop in the future. The approximate number of equity security holders of record was 2,017 as of December 31, 1998. In addition to restrictions on the transferability of units contained in the Partnership Agreement, the transferability of units may be affected by restrictions on resales imposed by federal or state law.

          Pursuant to documents filed with the Securities and Exchange Commission on February 8, 1999, Madison Liquidity Investors 104, LLC ("Madison") initiated a tender offer to purchase up to approximately 9.9% of the outstanding units for $50 per unit. On February 22, 1999, the Partnership filed a Recommendation Statement on Schedule 14D-9 and distributed a letter to unitholders recommending that unitholders reject Madison's offer.

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

          The Partnership began making periodic cash distributions from operations in January 1989 and discontinued distributions in May 1993. No distributions were made in 1996, 1997 and 1998.

          The Partnership's ability to pay distributions, the actual level of distributions and the continuance of distributions, if any, will depend on a number of factors, including the amount of cash flow from operations, projected capital expenditures, provision for contingent liabilities, availability of bank financing, regulatory or legislative developments governing the cable television industry, and growth in customers. Some of these factors are beyond the control of the Partnership, and consequently, no assurance can be given regarding the level or timing of future distributions, if any. The Partnership's present Facility does not restrict the payment of distributions to partners unless an event of default exists thereunder or the Partnership's ratio of debt to cash flow is greater than 4 to 1. However, as a result of the Partnership's pending rebuild program, management has concluded that it is not prudent for the Partnership to resume paying distributions at this time.

ITEM 6.   SELECTED FINANCIAL DATA

          Set forth below is selected financial data of the Partnership for the five years ended December 31, 1998. This data should be read in conjunction with the Partnership's financial statements included in Item 8 hereof and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7.

                                                                            Year Ended December 31,
                                               ----------------------------------------------------------------------------------
OPERATIONS STATEMENT DATA                          1994             1995             1996              1997             1998
                                               -------------    --------------   --------------    -------------    -------------
   Revenues                                    $  3,140,700     $  3,267,000     $  3,510,700      $  3,644,700     $  3,630,300
   Costs and expenses                            (1,968,400)      (1,976,300)      (2,061,600)       (2,266,500)      (2,081,100)
   Depreciation and amortization                 (1,993,300)      (1,815,600)      (1,618,000)         (888,900)        (837,900)
                                               -------------    --------------   --------------    -------------    -------------
   Operating income (loss)                         (821,000)        (524,900)        (168,900)          489,300          711,300
   Interest expense                                (298,200)        (361,200)        (295,200)         (252,300)        (214,900)
   Interest income                                   18,600           23,700           12,600            18,300           31,000
   Gain (loss) on sale of cable assets                    -                -           (1,000)              100              500
                                               -------------    --------------   --------------    -------------    -------------
   Net income (loss)                           $ (1,100,600)    $   (862,400)    $   (452,500)     $    255,400     $    527,900
                                               -------------    --------------   --------------    -------------    -------------
                                               -------------    --------------   --------------    -------------    -------------
PER UNIT OF LIMITED
  PARTNERSHIP INTEREST:
    Net income (loss)                          $     (13.65)    $     (10.70)    $      (5.61)   $         3.17     $       6.55
                                               -------------    --------------   --------------    -------------    -------------
                                               -------------    --------------   --------------    -------------    -------------
OTHER OPERATING DATA
   Net cash provided by operating activities   $    931,500     $  1,044,800     $  1,109,200    $    1,275,200     $  1,204,900
   Net cash used in investing activities           (207,800)        (830,300)        (240,600)         (157,000)        (239,300)
   Net cash used in financing activities         (1,107,800)        (617,900)        (875,000)         (628,200)      (1,083,000)
   EBITDA(1)                                      1,172,300        1,290,700        1,449,100         1,378,200        1,549,200
   EBITDA to revenues                                 37.3%            39.5%            41.3%             37.8%            42.7%
   Total debt to EBITDA                                3.9x             3.2x             2.2x              1.8x            0.87x
   Capital expenditures                        $    189,700     $    806,300     $    246,000    $      123,800     $    215,200

                                                                                 As of December 31,
                                               ----------------------------------------------------------------------------------
BALANCE SHEET DATA                                 1994             1995             1996              1997             1998
                                               -------------    --------------   --------------    -------------    -------------
   Total assets                                $  8,285,300     $  6,957,300     $  5,657,200      $  5,359,000     $  4,638,800
   Total debt                                     4,625,000        4,125,000        3,125,000         2,500,000        1,350,000
   General partners' deficit                       (133,200)        (141,800)        (146,300)         (143,700)        (138,400)
   Limited partners' capital                      3,084,300        2,230,500        1,782,500         2,035,300        2,557,900

-----------------

          (1) EBITDA is calculated as operating income before depreciation and amortization. Based on its experience in the cable television industry, the partnership believes that EBITDA and related measures of cash flow serve as important financial analysis tools for measuring and comparing cable television companies in several areas, such as liquidity, operating performance and leverage. In addition, the covenants in the primary debt instrument of the partnership use EBITDA-derived calculations as a measure of financial performance. EBITDA is not a measurement determined under GAAP and does not represent cash generated from operating activities in accordance with GAAP. EBITDA should not be considered by the reader as an alternative to net income as an indicator of the partnership's financial performance or as an alternative to cash flows as a measure of liquidity. In addition, the partnership's definition of EBITDA may not be identical to similarly titled measures used by other companies.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

          The 1992 Cable Act required the FCC to, among other things, implement extensive regulation of the rates charged by cable television systems for basic and programming service tiers, installation, and customer premises equipment leasing. Compliance with those rate regulations has had a negative impact on the Partnership's revenues and cash flow. The 1996 Telecom Act substantially changed the competitive and regulatory environment for cable television and telecommunications service providers. Among other changes, the 1996 Telecom Act provides that the regulation of CPST rates will terminate on March 31, 1999. There can be no assurance as to what, if any, further action may be taken by the FCC, Congress or any other regulatory authority or court, or the effect thereof on the Partnership's business. Accordingly, the Partnership's historical financial results as described below are not necessarily indicative of future performance.

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

RESULTS OF OPERATIONS

          1998 COMPARED TO 1997

          The Partnership's revenues decreased from $3,644,700 to $3,630,300, or by less than 1.0%, for the year ended December 31, 1998 as compared to 1997. Of the $14,400 decrease, $170,300 was due to decreases in the number of subscriptions for basic, premium, tier and equipment rental services. These decreases were partially offset by a $155,200 increase in regulated service rates that were implemented by the Partnership in 1997, and by a $700 increase in other revenue producing items. As of December 31, 1998, the Partnership had approximately 8,900 basic subscribers and 2,000 premium service units.

          Service costs decreased from $1,245,300 to $1,125,800, or by 9.6%, for the year ended December 31, 1998 as compared to 1997. Service costs represent costs directly attributable to providing cable services to customers. The decrease was primarily due to lower copyright fees.

          General and administrative expenses decreased from $496,000 to $432,800, or by 12.7%, for the year ended December 31, 1998 as compared to 1997, primarily due to decreases in insurance costs, customer billing expenses and professional fees, including legal and audit fees.

          Management fees and reimbursed expenses decreased from $525,200 to $522,500, or by less than 1.0%, for the year ended December 31, 1998 as compared to 1997. Management fees decreased in direct relation to decreased revenues as described above. Reimbursed expenses decreased principally due to lower allocated personnel costs.

          Depreciation and amortization expense decreased from $888,900 to $837,900, or by 5.7%, for the year ended December 31, 1998 as compared to 1997, due to the effect of certain intangible assets becoming fully amortized.

          The Partnership's operating income increased from $489,300 to $711,300, or 45.4%, for the year ended December 31, 1998 as compared to 1997, due primarily to decreases in copyright fees and depreciation and amortization as described above.

          Interest expense decreased from $252,300 to $214,900, or by 14.8%, for the year ended December 31, 1998 as compared to 1997, due to a decrease in average borrowings during 1998.

          Interest income increased from $18,300 to $31,000, or by 69.4%, for the year ended December 31, 1998 as compared to 1997, due to higher average cash balances available for investment in 1998.

          Due to the factors described above, the Partnership's net income increased from $255,400 to $527,900 for the year ended December 31, 1998 as compared to 1997.

          EBITDA is calculated as operating income before depreciation and amortization. See footnote 1 to "Selected Financial Data." EBITDA as a percentage of revenues increased from 37.8% during 1997 to 42.7% in 1998. The increase was primarily caused by decreases in copyright fees and insurance expense. EBITDA increased from $1,378,200 to $1,549,200, or by 12.4%, as a result.

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

          EBITDA is calculated as operating income before depreciation and amortization. See footnote 1 to "Selected Financial Data." EBITDA as a percentage of revenues decreased from 41.3% during 1996 to 37.8% in 1997. The decrease was primarily due to increased programming fees and bad debt expense. EBITDA decreased from $1,449,100 to $1,378,200, or by 4.9%, as a result.

          DISTRIBUTIONS TO PARTNERS

          As provided in the Partnership Agreement, distributions to partners are funded from operating income before depreciation and amortization, if any, after providing for working capital and other liquidity requirements, including debt service and capital expenditures not otherwise funded by borrowings. No distributions were paid in 1996, 1997 or in 1998. The Partnership's Facility does not restrict the payment of distributions to partners unless an event of default exists thereunder or the Partnership's ratio of debt to cash flow is greater than 4 to 1. However, as a result of the Partnership's pending upgrade program, management has concluded that it is not prudent for the Partnership to resume paying distributions at this time.

LIQUIDITY AND CAPITAL RESOURCES

          The Partnership's primary objective, having invested its net offering proceeds in cable systems, is to distribute to its partners all available cash flow from operations and proceeds from the sale of cable systems, if any, after providing for expenses, debt service and capital requirements relating to the expansion, improvement and upgrade of its cable systems. The Partnership's capital expenditures were $215,200 in 1998.

          Based on its belief that the market for cable systems has generally improved, the Corporate General Partner is evaluating strategies for liquidating the Partnership. These strategies include the potential sale of substantially all of the Partnership's assets to third parties and/or affiliates of the Corporate General Partner, and the subsequent liquidation of the Partnership. The Corporate General Partner expects to complete its evaluation within the next several months and intends to advise unitholders promptly if it believes that commencing a liquidating transaction would be in the best interests of unitholders.

          As of the date of this Report, 95% of the available channel capacity is being utilized in the Partnership's systems that serve 78% of its customers. Two of the Partnership's franchise areas, which together serve 63% of the Partnership's total customer base, require upgrades to increase channel capacity. One of the upgrades is required in an existing franchise agreement. The estimated cost to upgrade the cable system in this franchise area is approximately $2.4 million and must be completed by June 2000. Another of the Partnership's franchise agreements is under negotiation for renewal and the Partnership believes that the renewed franchise agreement may require the Partnership to upgrade its cable plant at an estimated cost of

$1.5 million within 24 months. The full upgrade program is estimated to require aggregate capital expenditures of approximately $3.9 million. Capital expenditures budgeted for 1999 include $2.4 million for the required rebuild and approximately $346,400 for the upgrade of other assets.

          The Partnership is party to a loan agreement with Enstar Finance Company, LLC ("EFC"), a subsidiary of the Corporate General Partner. The loan agreement provides for a revolving loan facility of $4,563,000 (the "Facility"). The Partnership prepaid $1,150,000 of its outstanding borrowings under the Facility during 1998 such that total outstanding borrowings were $1,350,000 at December 31, 1998. The Partnership's management expects to increase borrowings under the Facility in the future to fund the upgrade of the Partnership's systems. However, the Partnership's borrowing capacity and its present cash reserves will be insufficient to fund its entire upgrade program. Consequently, the Partnership will need to rely on increased cash flow from operations or new sources of borrowing in order to meet its future liquidity requirements. There can be no assurance that such cash flow increases can be attained, or that additional future borrowings will be available to the Partnership on acceptable terms. If the Partnership is not able to attain such cash flow increases, or obtain new sources of borrowings, the Partnership will not be able to complete its full upgrade program. As a result, the value of the Partnership's systems will be lower than that of systems rebuilt to a higher technical standard.

          The Partnership's Facility matures on August 31, 2001, at which time all amounts then outstanding are due in full. Borrowings bear interest at the lender's base rate (7.75% at December 31, 1998) plus 0.625%, or at an offshore rate plus 1.875%. Under certain circumstances, the Partnership is required to make mandatory prepayments, which permanently reduce the maximum commitment under the Facility. The Facility contains certain financial tests and other covenants including, among others, restrictions on incurrence of indebtedness, investments, sales of assets, acquisitions and other covenants, defaults and conditions. The Partnership believes it was in compliance with the covenants at December 31, 1998.

          The Corporate General Partner contributed its $269,300 receivable balance from the Partnership for past due management fees and reimbursed expenses as an equity contribution to EFC. This balance remains an outstanding obligation of the Partnership.

          The Facility does not restrict the payment of distributions to partners unless an event of default exists thereunder or the Partnership's ratio of debt to cash flow is greater than 4 to 1. However, as a result of the pending upgrade program discussed above, the Corporate General Partner has concluded that it is not prudent for the Partnership to resume paying distributions at this time.

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

          In October 1998, FCLP reinstated third party insurance coverage for all of the cable television properties owned or managed by FCLP to cover damage to cable distribution plant and subscriber connections and against business interruptions resulting from such damage. This coverage is subject to a significant annual deductible which applies to all of the cable television properties owned or managed by FCLP.

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

          During the fourth quarter of 1998, FCLP, on behalf of the Corporate General Partner, continued its identification and evaluation of the Partnership's Year 2000 business risks and its exposure to computer systems, to operating equipment which is date sensitive and to the interface systems of its vendors and service providers. The evaluation has focused on identification and assessment of systems and equipment that may fail to distinguish between the year 1900 and the year 2000 and, as a result, may cease to operate or may operate improperly when dates after December 31, 1999 are introduced.

          Based on a study conducted in 1997, FCLP concluded that certain of the Partnership's information systems were not Year 2000 compliant and elected to replace such software and hardware with applications and equipment certified by the vendors as Year 2000 compliant. FCLP installed a number of the new systems in January 1999. The remaining systems are expected to be installed by mid-1999. The total anticipated cost, including replacement software and hardware, will be borne by FCLP. FCLP is utilizing internal and external resources to install the new systems. FCLP does not believe that any other significant information technology ("IT") projects affecting the Partnership have been delayed due to efforts to identify and address Year 2000 issues.

          Additionally, FCLP has continued to inventory the Partnership's operating and revenue generating equipment to identify items that need to be upgraded or replaced and has surveyed cable equipment manufacturers to determine which of their models require upgrade or replacement to become Year 2000 compliant. Identification and evaluation, while ongoing, are substantially completed and a plan is being developed to remediate non-compliant equipment prior to January 1, 2000. FCLP expects to complete its planning process by the end of May 1999. Upgrade or replacement, testing and implementation will be performed thereafter. The cost of such replacement or remediation, currently estimated at $34,000, is not expected to have a material effect on the Partnership's financial position or results of operations. The Partnership had not incurred any costs related to the Year 2000 project as of December 31, 1998. FCLP plans to inventory, assess, replace and test equipment with embedded computer chips in a separate segment of its project, presently scheduled for the second half of 1999.

          FCLP has continued to survey the Partnership's significant third party vendors and service suppliers to determine the extent to which the Partnership's interface systems are vulnerable should those third parties fail to solve their own Year 2000 problems on a timely basis. Among the most significant service providers upon which the Partnership relies are programming suppliers, power and telephone companies, various banking institutions and the Partnership's customer billing service. A majority of these service suppliers either have not responded to FCLP's inquiries regarding their Year 2000 compliance programs or have responded that they are unsure if they will become compliant on a timely basis. Consequently, there can be no assurance that the systems of other companies on which the Partnership must rely will be Year 2000 compliant on a timely basis.

          FCLP expects to develop a contingency plan in 1999 to address possible situations in which various systems of the Partnership, or of third parties with which the Partnership does business, are not compliant prior to January 1, 2000. Considerable effort will be directed toward distinguishing between those contingencies with a greater probability of occurring from those whose occurrence is considered remote. Moreover, such a plan will necessarily focus on systems whose failure poses a material risk to the Partnership's results of operations and financial condition.

          The Partnership's most significant Year 2000 risk is an interruption of service to subscribers, resulting in a potentially material loss of revenues. Other risks include impairment of the Partnership's ability to bill and/or collect payment from its customers, which could negatively impact its liquidity and cash flows. Such risks exist primarily due to technological operations dependent upon third parties and to a much lesser extent to those under the control of the Partnership. Failure to achieve Year 2000 readiness in either area could have a material adverse impact on the Partnership. The Partnership is unable to estimate the possible effect on its results of operations, liquidity and financial condition should its significant service suppliers fail to complete their readiness programs prior to the Year 2000. Depending on the supplier, equipment malfunction or type of service provided, as well as the location and duration of the problem, the effect could be material. For example, if a cable programming supplier encounters an interruption of its signal due to a Year 2000 satellite malfunction, the Partnership will be unable to provide the signal to its cable subscribers, which could result in a loss of revenues, although the Partnership would attempt to provide its customers with alternative program services for the period during which it could not provide the original signal. Due to the number of individually owned and operated channels the Partnership carries for its subscribers, and the packaging of those channels, the Partnership is unable to estimate any reasonable dollar impact of such interruption.

          1998 VS. 1997

          Operating activities provided $70,300 more cash in 1998 than in 1997. Changes in receivables and prepaid expenses provided $104,600 less cash in 1998 than in 1997, primarily due to timing differences in the collection of subscriber receivables and in the payment of prepaid expenses. The Partnership used $173,200 more cash to pay amounts owed to third party creditors due to differences in the timing of payments.

          The Partnership used $82,300 more cash in investing activities in 1998 than in the prior year due to an increase of $91,400 in expenditures for tangible assets, partially offset by a decrease of $8,700 in expenditures for intangible assets. Financing activities used $454,800 more cash during 1998 than in 1997. The Partnership used $525,000 more cash for the repayment of debt, net of new borrowings, and $3,700 more cash to pay amounts owed to the Corporate General Partner and other affiliates due to differences in the timing of payments. The Partnership used $66,500 less cash in 1998 than in 1997 for the payment of deferred loan costs related to its Facility.

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

NEW ACCOUNTING PRONOUNCEMENT

          In 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5, "Reporting on Costs of Start-Up Activities." The new standard, which becomes effective for the Partnership on January 1, 1999, requires costs of start-up activities to be expensed as incurred. The Partnership believes that adoption of this standard will not have an impact on the Partnership's financial position or results of operations.

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

ITEM 7(A).QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          The Partnership is exposed to financial market risks, including changes in interest rates from its long-term debt arrangements. Under its current policies, the Partnership does not use interest rate derivative instruments to manage exposure to interest rate changes. An increase in interest rates of 1% in 1998 would have increased the Partnership's interest expense for the year ended December 31, 1998 by approximately $19,000 with a corresponding decrease to its net income.

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

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          The General Partners of the Partnership may be considered, for certain purposes, the functional equivalents of directors and executive officers. The Corporate General Partner is Enstar Communications Corporation, and Robert T. Graff, Jr. is the Individual General Partner. As part of Falcon Cablevision's September 30, 1988 acquisition of the Corporate General Partner, Falcon Cablevision received an option to acquire Mr. Graff's interest as Individual General Partner of the Partnership and other affiliated cable limited partnerships that he previously co-sponsored with the Corporate General Partner, and Mr. Graff received the right to cause Falcon Cablevision to acquire such interests. These arrangements were modified and extended in an amendment dated September 10, 1993 pursuant to which, among other things, the Corporate General Partner obtained the option to acquire Mr. Graff's interest in lieu of the purchase right described above which was originally granted to Falcon Cablevision. Since its incorporation in Georgia in 1982, the Corporate General Partner has been engaged in the cable/telecommunications business, both as a general partner of 15 limited partnerships formed to own and operate cable television systems and through a wholly-owned operating subsidiary. As of December 31, 1998, the Corporate General Partner managed cable television systems which had approximately 91,000 basic subscribers.

          On September 30, 1998, FHGLP acquired ownership of the Corporate General Partner from Falcon Cablevision. FHGI is the sole general partner of FHGLP. FHGLP controls the general partners of the 15 limited partnerships which operate under the Enstar name (including the Partnership). Although these limited partnerships are affiliated with FHGLP, their assets are owned by legal entities separate from the Partnership.

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

Stanley S. Itskowitch          Director, Executive Vice President and General Counsel

Michael K. Menerey             Director, Executive Vice President, Chief Financial Officer and Secretary

Joe A. Johnson                 Executive Vice President - Operations

Thomas J. Hatchell             Executive Vice President - Operations

Abel C. Crespo                 Vice President, Corporate Controller


MARC B. NATHANSON, 53, has been Chairman of the Board and Chief Executive Officer of FHGI and its predecessors since 1975, and prior to September 19, 1995 also served as President. He has been Chairman of the Board and Chief Executive Officer of Enstar Communications Corporation since October 1988, and also served as its President prior to September 1995. Prior to 1975, Mr. Nathanson was Vice President of Marketing for Teleprompter Corporation, then the largest cable operator in the United States. He also held executive positions with Warner Cable and Cypress Communications Corporation. He is a former President of the California Cable Television Association and a member of Cable Pioneers. He is currently a director of the National Cable Television Association ("NCTA") and will Chair its 1999 National Convention. At the 1986 NCTA convention, Mr. Nathanson was honored by being named the recipient of the Vanguard Award for outstanding contributions to the growth and development of the cable television industry. Mr. Nathanson is a 30-year veteran of the cable television industry. He is a founder of the Cable Television Administration and Marketing Society ("CTAM") and the Southern California Cable Television Association. Mr. Nathanson is an Advisory Board member of

TVA, (Brazil) and also Chairman of the Board and Chief Executive Officer of Falcon International Communications, LLC. Mr. Nathanson was appointed by President Clinton on November 1, 1998 as Chair of the Board of Governors for the International Bureau of Broadcasting which oversees Voice of America, Radio/TV Marti, Radio Free Asia, Radio Free Europe and Radio Liberty. Mr. Nathanson is a trustee of the Annenburg School of Communications at the University of Southern California and a member of the Board of Visitors of the Anderson School of Management at UCLA. In addition, he serves on the Board of the UCLA Foundation and the UCLA Center for Communications Policy and is on the Board of Governors of AIDS Project Los Angeles and Cable Positive.

FRANK J. INTISO, 52, was appointed President and Chief Operating Officer of FHGI in September 1995. Between 1982 and September 1995, Mr. Intiso held the positions of Executive Vice President and Chief Operating Officer, with responsibility for the day-to-day operations of all cable television systems under the management of Falcon. He has been President and Chief Operating Officer of Enstar Communications Corporation since September 1995, and between October 1988 and September 1995 held the positions of Executive Vice President and Chief Operating Officer. Mr. Intiso has a Masters Degree in Business Administration from UCLA and is a Certified Public Accountant. He currently serves as Immediate Past Chair of the California Cable Television Association and is on the boards of the Cable Advertising Bureau, Cable in the Classroom, and the California Cable Television Association. He is a member of the American Institute of Certified Public Accountants, the American Marketing Association, the American Management Association and the Southern California Cable Television Association.

STANLEY S. ITSKOWITCH, 60, has been a Director of FHGI and its predecessors since 1975. He served as Senior Vice President and General Counsel of FHGI from 1987 to 1990 and has been Executive Vice President and General Counsel since February 1990. Mr. Itskowitch has been Executive Vice President and General Counsel of Enstar Communications Corporation since October 1988. He has been President and Chief Executive Officer of F.C. Funding, Inc. (formerly Fallek Chemical Company), which is a marketer of chemical products, since 1980. He is a Certified Public Accountant and a former tax partner in the New York office of Touche Ross & Co. (now Deloitte & Touche LLP). He has a J.D. Degree and an L.L.M. Degree in Tax from New York University School of Law. Mr. Itskowitch is also Executive Vice President and General Counsel of Falcon International Communications, LLC.

MICHAEL K. MENEREY, 47, has been Executive Vice President, Chief Financial Officer and Secretary of FHGI and Enstar Communications Corporation since February 1998 and was Chief Financial Officer and Secretary of FHGI and its predecessors between 1984 and 1998 and of Enstar Communications Corporation since October 1988. Mr. Menerey is a Certified Public Accountant and is a member of the American Institute of Certified Public Accountants and the California Society of Certified Public Accountants, and he was formerly associated with BDO Seidman.

JOE A. JOHNSON, 54, has been Executive Vice President of Operations of FHGI since September 1995, and was a Divisional Vice President of FHGI between 1989 and 1992. He has been Executive Vice President-Operations of Enstar Communications Corporation since January 1996. From 1982 to 1989, he held the positions of Vice President and Director of Operations for Sacramento Cable Television, Group W Cable of Chicago and Warner Amex. From 1975 to 1982, Mr. Johnson held Cable System and Regional Manager positions with Warner Amex and Teleprompter. Mr. Johnson is also a member of the Cable Pioneers.

THOMAS J. HATCHELL, 49, has been Executive Vice President of Operations of FHGI and Enstar Communications Corporation since February 1998. From October 1995 to February 1998, he was Senior Vice President of Operations of Falcon International Communications, L.P. and its predecessor company and was a Senior Vice President of FHGI from January 1992 to September 1995. Mr. Hatchell was a Divisional Vice President of FHGI between 1989 and 1992. From 1981 to 1989, he served as Vice President and Regional Manager for the San Luis Obispo, California region owned by an affiliate of FHGI. He was Vice President of Construction of an affiliate of FHGI from June 1980 to June 1981.

ABEL C. CRESPO, 39, has been Vice President, Corporate Controller of FHGI and Enstar Communications Corporation since March 1999. He previously had served as Controller since January 1997. Mr. Crespo joined Falcon in December 1984, and has held various accounting positions during that time. Mr. Crespo holds a Bachelor of Science degree in Business Administration from California State University, Los Angeles.

OTHER OFFICERS OF FALCON

          The following sets forth certain biographical information with respect to certain additional members of FHGI management.

LYNNE A. BUENING, 45, has been Vice President of Programming of FHGI since November 1993. From 1989 to 1993, she served as Director of Programming for Viacom Cable, a division of Viacom International Inc. Prior to that, Ms. Buening held programming and marketing positions in the cable, broadcast and newspaper industries.

OVANDO COWLES, 45, has been Vice President of Advertising Sales and Production of FHGI since January 1992. From 1988 to 1991, he served as Director of Advertising Sales and Production at Cencom Cable Television in Pasadena, California. From 1985 to 1988, he was an Advertising Sales Account Executive at Choice TV, an affiliate of FHGI.

HOWARD J. GAN, 52, has been Vice President of Regulatory Affairs of FHGI and its predecessors since 1988. Prior to joining FHGI, he was General Counsel at Malarkey-Taylor Associates, a Washington, D.C.-based telecommunications consulting firm, from 1986 to 1988, and was Vice President and General Counsel at CTIC Associates from 1978 to 1983. In addition, he was an attorney and an acting Branch Chief of the Federal Communications Commission's Cable Television Bureau from 1973 to 1978.

R.W. ("SKIP") HARRIS, 51, has been Vice President of Marketing of FHGI since June 1991. Mr. Harris was National Director of Affiliate Marketing for The Disney Channel from 1985 to 1991. He was also a sales manager, regional marketing manager and director of marketing for Cox Cable Communications from 1978 to 1985.

MARTIN B. SCHWARTZ, 39, has been Vice President of Corporate Development of FHGI since March 1999. Mr. Schwartz joined Falcon in November 1989 and has held various finance, planning and corporate development positions during that time, most recently that of Director of Corporate Development. Mr. Schwartz has a Masters Degree in Business Administration from UCLA.

JOAN SCULLY, 63, has been Vice President of Human Resources of FHGI and its predecessors since May 1988. From 1987 to May 1988, she was self-employed as a management consultant to cable and transportation companies. She served as Director of Human Resources of a Los Angeles-based cable company from 1985 through 1987. Prior to that time, she served as a human resource executive in the entertainment and aerospace industries. Ms. Scully holds a Masters Degree in Human Resources Management from Pepperdine University.

RAYMOND J. TYNDALL, 51, has been Vice President of Engineering of FHGI since October 1989. From 1975 to September 1989, he held various technical positions with Choice TV and its predecessors. From 1967 to 1975, he held various technical positions with Sammons Communications. He is a certified National Association of Radio and Television Engineering ("NARTE") engineer in lightwave, microwave, satellite and broadband and is a member of the Cable Pioneers.

          In addition, FHGI has six Divisional Vice Presidents who are based in the field. They are G. William Booher, Daniel H. DeLaney, Ron L. Hall, Ronald
S. Hren, Michael E. Kemph and Michael D. Singpiel.

          Each director of the Corporate General Partner is elected to a one-year term at the annual shareholder meeting to serve until the next annual shareholder meeting and thereafter until his respective successor is elected and qualified. Officers are appointed by and serve at the discretion of the directors of the Corporate General Partner.

ITEM 11.  EXECUTIVE COMPENSATION

MANAGEMENT FEE

          The Partnership has a management agreement (the "Management Agreement") with Enstar Cable Corporation, a wholly owned subsidiary of the Corporate General Partner (the "Manager"), pursuant to which Enstar Cable Corporation manages the Partnership's systems and provides all operational support for the activities of the Partnership. For these services, the Manager receives a management fee of 5% of the Partnership's gross revenues, excluding revenues from the sale of cable television systems or franchises calculated and paid monthly. In addition, the Partnership reimburses the Manager for certain operating expenses incurred by the Manager in the day-to-day operation of the Partnership's cable systems. The Management Agreement also requires the Partnership to indemnify the Manager (including its officers, employees, agents and shareholders) against loss or expense, absent negligence or deliberate breach by the Manager of the Management Agreement. The Management Agreement is terminable by the Partnership upon sixty (60) days written notice to the Manager. The Manager has engaged FCLP to provide certain management services for the Partnership and pays FCLP a portion of the management fees it receives in consideration of such services and reimburses FCLP for expenses incurred by FCLP on its behalf. Additionally, the Partnership receives certain system operating management services from an affiliate of the Manager in lieu of directly employing personnel to perform such services. The Partnership reimburses the affiliate for its allocable share of the affiliate's operating costs. The Corporate General Partner also performs certain supervisory and administrative services for the Partnership, for which it is reimbursed.

          For the fiscal year ended December 31, 1998, the Manager charged the Partnership management fees of approximately $181,500 and reimbursed expenses of $341,000. The Partnership also reimbursed an affiliate approximately $15,600 for system operating management services. In addition, certain programming services are purchased through FCLP. The Partnership paid FCLP approximately $801,400 for these programming services for fiscal year 1998.

PARTICIPATION IN DISTRIBUTIONS

          The General Partners are entitled to share in distributions from, and profit and losses in, the Partnership. See Item 5., "Market for Registrant's Equity Securities and Related Security Holder Matters."

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          As of March 1, 1999, the only persons known by the Partnership to own beneficially or that may be deemed to own beneficially more than 5% of the units were:

                                      Name and Address              Amount and Nature of        Percent
       Title of Class               of Beneficial Owner             Beneficial Ownership        of Class
----------------------------    ------------------------------    ------------------------    -----------
Units of Limited Partnership     Everest Cable Investors LLC              4,698(1)                5.9%
 Interest                        199 South Los Robles Ave.,
                                 Suite 440
                                 Pasadena, CA  91101

(1)  As reported to the Partnership by its transfer agent, Gemisys Corporation.


          The Corporate General Partner is a wholly-owned subsidiary of FHGLP. FHGI owns a 10.6% interest in, and is the general partner of, FHGLP. As of March 3, 1999, the common stock of FHGI was owned as follows: 78.5% by Falcon Cable Trust, a grantor trust of which Marc B. Nathanson is trustee and he and members of his family are beneficiaries; 20% by Greg A. Nathanson; and 1.5% by Stanley S. Itskowitch. Greg A. Nathanson is Marc B. Nathanson's brother.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

CONFLICTS OF INTEREST

          On September 30, 1998, FHGLP acquired ownership of Enstar Communications Corporation from Falcon Cablevision and FCLP assumed the management services operations of FHGLP. FCLP now manages the operations of the partnerships of which Enstar Communications Corporation is the Corporate General Partner, including the Partnership. FCLP began receiving management fees and reimbursed expenses which had previously been paid by the Partnership, as well as other affiliated entities, to FHGLP. The day-to-day management of FCLP is substantially the same as that of FHGLP, which serves as the managing partner of FCLP.

          Certain members of management of the Corporate General Partner have also been involved in the management of other cable ventures. FCLP may enter into other cable ventures, including ventures similar to the Partnership.

          The Partnership relies upon the Corporate General Partner and certain of its affiliates to provide general management services, system operating services, supervisory and administrative services and programming. See Item 11., "Executive Compensation." The Partnership is also party to a loan agreement with a subsidiary of the Corporate General Partner. See Item 7., "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources."

          Conflicts of interest involving acquisitions and dispositions of cable television systems could adversely affect Unitholders. For instance, the economic interests of management in other affiliated partnerships are different from those in the Partnership and this may create conflicts relating to which acquisition opportunities are preserved for which entities.

          These affiliations subject FCLP, FHGLP and the Corporate General Partner and their management to certain conflicts of interest. Such conflicts of interest relate to the time and services management will devote to the Partnership's affairs and to the acquisition and disposition of cable television systems. Management or its affiliates may establish and manage other entities which could impose additional conflicts of interest.

          FCLP, FHGLP and the Corporate General Partner will resolve all conflicts of interest in accordance with their fiduciary duties.

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

          The partnership agreement provides that the General Partners will be indemnified by the Partnership for acts performed within the scope of their authority under the partnership agreement if such general partners (i) acted in good faith and in a manner that it reasonably believed to be in, or not opposed to, the best interests of the Partnership and the partners, and (ii) had no reasonable grounds to believe that their conduct was negligent. In addition, the partnership agreement provides that the General Partners will not be liable to the Partnership or its limited partners for errors in judgment or other acts or omissions not amounting to negligence or misconduct. Therefore, limited partners will have a more limited right of action than they would have absent such provisions. In addition, the Partnership maintains, at its expense and in such reasonable amounts as the Corporate General Partner shall determine, a liability insurance policy which insures the Corporate General Partner, FHGI and its affiliates (which include FCLP), officers and directors and such other persons as the Corporate General Partner shall determine, against liabilities which they may incur with respect to claims made against them for certain wrongful or allegedly wrongful acts, including certain errors, misstatements, misleading statements, omissions, neglect or breaches of duty. To the extent that the exculpatory provisions purport to include indemnification for liabilities arising under the Securities Act of 1933, it is the opinion of the Securities and Exchange Commission that such indemnification is contrary to public policy and therefore unenforceable.

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



(b)            Reports on Form 8-K

               None.

                                     SIGNATURES

          Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 30, 1999.

                                    ENSTAR INCOME/GROWTH PROGRAM SIX-A, L.P.

                                    By:    Enstar Communications Corporation,
                                           Corporate General Partner

                                           By: /s/   Marc B. Nathanson
                                               -------------------------------
                                               Marc B. Nathanson
                                               Chairman of the Board and
                                                Chief Executive Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on the 30th day of March 1999.

          Signatures                               Title(*)
     ---------------------               ---------------------------------------

     /s/ Marc B. Nathanson               Chairman of the Board and Chief
     ---------------------                 Executive Officer
     Marc B. Nathanson                     (Principal Executive Officer)



     /s/ Michael K. Menerey              Executive Vice President, Chief
     ----------------------                Financial Officer, Secretary and
     Michael K. Menerey                    Director
                                           (Principal Financial and
                                           Accounting Officer)



     /s/ Frank J. Intiso                 President, Chief Operating
     -------------------                   Officer and Director
     Frank J. Intiso



     /s/ Stanley S. Itskowitch           Executive Vice President, General
     -------------------------             Counsel and Director
     Stanley S. Itskowitch


(*) Indicates position(s) held with Enstar Communications Corporation, the Corporate General Partner of the Registrant.

                         INDEX TO FINANCIAL STATEMENTS

                                                                     PAGE
                                                                     ----

Report of Independent Auditors                                        F-2

Balance Sheets - December 31, 1997 and 1998                           F-3

Financial Statements for each of
  the three years in the period
  ended December 31, 1998:

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

                           REPORT OF INDEPENDENT AUDITORS




Partners
Enstar Income/Growth Program Six-A, L.P.  (A Georgia Limited Partnership)


We have audited the accompanying balance sheets of Enstar Income/Growth Program Six-A, L.P. (A Georgia Limited Partnership) as of December 31, 1997 and 1998, and the related statements of operations, partnership capital (deficit), and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Enstar Income/Growth Program Six-A, L.P. at December 31, 1997 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.




                                            /s/   ERNST & YOUNG LLP

Los Angeles, California
March 12, 1999

                    ENSTAR INCOME/GROWTH PROGRAM SIX-A, L.P.

                                 BALANCE SHEETS

                    ----------------------------------------
                    ----------------------------------------

                                                                               December 31,
                                                                     -------------------------------
                                                                          1997              1998
                                                                     -------------     -------------
ASSETS:
  Cash and cash equivalents                                           $   659,400       $   542,000

   Accounts receivable, less allowance of $5,400 and
     $6,000 for possible losses                                            20,000            34,400

   Prepaid expenses and other assets                                       38,200            33,700

   Property, plant and equipment, less accumulated
     depreciation and amortization                                      3,428,900         3,048,800

   Franchise cost, net of accumulated
     amortization of $2,500,900 and $2,622,600                          1,141,500           927,400

   Deferred loan costs and other deferred charges, net                     71,000            52,500
                                                                     -------------     -------------

                                                                      $ 5,359,000       $ 4,638,800
                                                                     -------------     -------------
                                                                     -------------     -------------
                                LIABILITIES AND PARTNERSHIP CAPITAL
LIABILITIES:
   Accounts payable                                                   $   460,200       $   292,700
   Due to affiliates                                                      507,200           576,600
   Note payable - affiliate                                             2,500,000         1,350,000
                                                                     -------------     -------------

TOTAL LIABILITIES                                                       3,467,400         2,219,300
                                                                     -------------     -------------

COMMITMENTS AND CONTINGENCIES

PARTNERSHIP CAPITAL (DEFICIT):
   General partners                                                      (143,700)         (138,400)
   Limited partners                                                     2,035,300         2,557,900
                                                                     -------------     -------------

TOTAL PARTNERSHIP CAPITAL                                               1,891,600         2,419,500
                                                                     -------------     -------------

                                                                      $ 5,359,000       $ 4,638,800
                                                                     -------------     -------------
                                                                     -------------     -------------

                 See accompanying notes to financial statements.

                    ENSTAR INCOME/GROWTH PROGRAM SIX-A, L.P.

                            STATEMENTS OF OPERATIONS

                    ----------------------------------------
                    ----------------------------------------

                                                                       Year Ended December 31,
                                                       ---------------------------------------------------------
                                                            1996                1997                1998
                                                       ----------------    ----------------    ----------------
REVENUES                                               $     3,510,700     $     3,644,700     $     3,630,300
                                                       ----------------    ----------------    ----------------

OPERATING EXPENSES:
   Service costs                                             1,142,600           1,245,300           1,125,800
   General and administrative expenses                         433,300             496,000             432,800
   General Partner management fees
     and reimbursed expenses                                   485,700             525,200             522,500
   Depreciation and amortization                             1,618,000             888,900             837,900
                                                       ----------------    ----------------    ----------------

                                                             3,679,600           3,155,400           2,919,000
                                                       ----------------    ----------------    ----------------

     Operating income (loss)                                  (168,900)            489,300             711,300
                                                       ----------------    ----------------    ----------------


OTHER INCOME (EXPENSE):
   Interest expense                                           (295,200)           (252,300)           (214,900)
   Interest income                                              12,600              18,300              31,000
   Gain (loss) on sale of cable assets                          (1,000)                100                 500
                                                       ----------------    ----------------    ----------------

                                                              (283,600)           (233,900)           (183,400)
                                                       ----------------    ----------------    ----------------

NET INCOME (LOSS)                                      $      (452,500)    $       255,400     $       527,900
                                                       ----------------    ----------------    ----------------
                                                       ----------------    ----------------    ----------------

Net income (loss) allocated to General Partners        $        (4,500)    $         2,600     $         5,300
                                                       ----------------    ----------------    ----------------
                                                       ----------------    ----------------    ----------------

Net income (loss) allocated to Limited Partners        $      (448,000)    $       252,800     $       522,600
                                                       ----------------    ----------------    ----------------
                                                       ----------------    ----------------    ----------------

NET INCOME (LOSS) PER UNIT OF LIMITED
  PARTNERSHIP INTEREST                                 $         (5.61)    $          3.17     $          6.55
                                                       ----------------    ----------------    ----------------
                                                       ----------------    ----------------    ----------------
WEIGHTED AVERAGE LIMITED
  PARTNERSHIP UNITS OUTSTANDING
  DURING THE YEAR                                               79,818              79,818              79,818
                                                       ----------------    ----------------    ----------------
                                                       ----------------    ----------------    ----------------


                 See accompanying notes to financial statements.

                    ENSTAR INCOME/GROWTH PROGRAM SIX-A, L.P.

                   STATEMENTS OF PARTNERSHIP CAPITAL (DEFICIT)

                   -------------------------------------------
                   -------------------------------------------

                                                   General            Limited
                                                   Partners           Partners             Total
                                                ---------------    ---------------     --------------
PARTNERSHIP CAPITAL (DEFICIT),
   January 1, 1996                              $     (141,800)    $    2,230,500      $    2,088,700

     Net loss for year                                  (4,500)          (448,000)           (452,500)
                                                ---------------    ---------------     --------------

PARTNERSHIP CAPITAL (DEFICIT),
   December 31, 1996                                  (146,300)         1,782,500           1,636,200

     Net income for year                                 2,600            252,800             255,400
                                                ---------------    ---------------     --------------

PARTNERSHIP CAPITAL (DEFICIT),
   December 31, 1997                                  (143,700)         2,035,300           1,891,600

     Net income for year                                 5,300            522,600             527,900
                                                ---------------    ---------------     --------------

PARTNERSHIP CAPITAL (DEFICIT),
   December 31, 1998                            $     (138,400)    $    2,557,900      $    2,419,500
                                                ---------------    ---------------     --------------
                                                ---------------    ---------------     --------------


                 See accompanying notes to financial statements.

                     ENSTAR INCOME/GROWTH PROGRAM SIX-A, L.P

                            STATEMENTS OF CASH FLOWS

                     ----------------------------------------
                     ----------------------------------------

                                                                                 Year Ended December 31,
                                                                   -----------------------------------------------------
                                                                        1996               1997               1998
                                                                   ---------------    ---------------     --------------
Cash flows from operating activities:
   Net income (loss)                                               $     (452,500)    $      255,400      $      527,900
   Adjustments to reconcile net income (loss) to
     net cash provided by operating activities:
      Depreciation and amortization                                     1,618,000            888,900             837,900
      Amortization of deferred loan costs                                  20,200             30,600              17,000
      (Gain) loss on sale of cable assets                                   1,000               (100)               (500)
      Increase (decrease) from changes in:
        Accounts receivable, prepaid expenses
          and other assets                                                (86,200)            94,700              (9,900)
        Accounts payable                                                    8,700              5,700            (167,500)
                                                                   ---------------    ---------------     --------------

           Net cash provided by operating activities                    1,109,200          1,275,200           1,204,900
                                                                   ---------------    ---------------     --------------

Cash flows from investing activities:
   Capital expenditures                                                  (246,000)          (123,800)           (215,200)
   Increase in intangible assets                                          (26,200)           (33,300)            (24,600)
   Proceeds from sale of property, plant and
     equipment                                                             31,600                100                 500
                                                                   ---------------    ---------------     --------------

            Net cash used in investing activities                        (240,600)          (157,000)           (239,300)
                                                                   ---------------    ---------------     --------------

Cash flows from financing activities:
   Repayment of debt                                                   (1,000,000)        (3,125,000)                  -
   Borrowings from affiliate                                                    -          2,500,000                   -
   Repayment of borrowings from affiliate                                       -                  -          (1,150,000)
   Deferred loan costs                                                    (18,700)           (68,900)             (2,400)
   Due to affiliates                                                      143,700             65,700              69,400
                                                                   ---------------    ---------------     --------------

           Net cash used in financing activities                         (875,000)          (628,200)         (1,083,000)
                                                                   ---------------    ---------------     --------------

Net increase (decrease) in cash and
    cash equivalents                                                       (6,400)           490,000            (117,400)

Cash and cash equivalents at beginning of year                            175,800            169,400             659,400
                                                                   ---------------    ---------------     --------------

Cash and cash equivalents at end of year                           $      169,400     $      659,400      $      542,000
                                                                   ---------------    ---------------     --------------
                                                                   ---------------    ---------------     --------------


                 See accompanying notes to financial statements.

                       ENSTAR INCOME/GROWTH PROGRAM SIX-A, L.P.

                            NOTES TO FINANCIAL STATEMENTS

                       -----------------------------------------
                       -----------------------------------------

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

                 Cable television systems         5-15 years
                 Vehicles                            3 years
                 Furniture and equipment           5-7 years
                 Leasehold improvements        Life of lease

          In 1998, the Partnership revised the estimated useful life of its existing plant assets in an Illinois franchise area from 15 years to approximately 11.3 years. The Partnership implemented the reduction as a result of a system upgrade that is required to be completed by June 2000 as provided for in the franchise agreement. The impact of this change in the life of the assets was to increase depreciation expense by approximately $16,700 in 1998.

FRANCHISE COST

          The excess of cost over the fair values of tangible assets and customer lists of cable television systems acquired represents the cost of franchises. In addition, franchise cost includes capitalized costs incurred in obtaining new franchises and the renewal of existing franchises. These costs are amortized using the straight-line method over the lives of the franchises, ranging up to 15 years. The Partnership periodically evaluates the amortization periods of these intangible assets to determine whether events or circumstances warrant revised estimates of useful lives. Costs relating to unsuccessful franchise applications are charged to expense when it is determined that the efforts to obtain the franchise will not be successful. The Partnership

                       ENSTAR INCOME/GROWTH PROGRAM SIX-A, L.P.

                            NOTES TO FINANCIAL STATEMENTS

                       -----------------------------------------
                       -----------------------------------------

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

is in the process of negotiating the renewal of expired franchise agreements for eight of the Partnership's 16 franchises.

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

REVENUE RECOGNITION

          Revenues from customer fees, equipment rental and advertising are recognized in the period that services are delivered. Installation revenue is recognized in the period the installation services are provided to the extent of direct selling costs. Any remaining amount is deferred and recognized over the estimated average period that customers are expected to remain connected to the cable television system.

INCOME TAXES

          As a partnership, Enstar Income/Growth Program Six-A, L.P. pays no income taxes. All of the income, gains, losses, deductions and credits of the Partnership are passed through to its partners. The basis in the Partnership's assets and liabilities differs for financial and tax reporting purposes. At December 31, 1998, the book basis of the Partnership's net assets exceeds its tax basis by $1,551,400.

          The accompanying financial statements, which are prepared in accordance with generally accepted accounting principles, differ from the financial statements prepared for tax purposes due to the different treatment of various items as specified in the Internal Revenue Code. The net effect of these accounting differences is that net income for 1998 in the financial statements is $289,100 more than tax income of the Partnership for the same period, caused principally by timing differences in depreciation expense.

                       ENSTAR INCOME/GROWTH PROGRAM SIX-A, L.P.

                            NOTES TO FINANCIAL STATEMENTS

                       -----------------------------------------
                       -----------------------------------------

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

COSTS OF START-UP ACTIVITIES

          In 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5, "Reporting on Costs of Start-Up Activities." The new standard, which becomes effective for the Partnership on January 1, 1999, requires costs of start-up activities to be expensed as incurred. The Partnership believes that adoption of this standard will not have an impact on the Partnership's financial position or results of operations.

ADVERTISING COSTS

          All advertising costs are expensed as incurred.

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

          On September 30, 1988, Falcon Cablevision, a California limited partnership, purchased all of the outstanding capital stock of the Corporate General Partner. On September 30, 1998, Falcon Holding Group, L.P., a Delaware limited partnership ("FHGLP"), acquired ownership of the Corporate General Partner from Falcon Cablevision. Simultaneously with the closing of that transaction, FHGLP contributed all of its existing cable television system operations to Falcon Communications, L.P. ("FCLP"), a California limited partnership and successor to FHGLP. FHGLP serves as the managing partner of FCLP. The Corporate General Partner has contracted with FCLP and its affiliates to provide management services for the Partnership.

                       ENSTAR INCOME/GROWTH PROGRAM SIX-A, L.P.

                            NOTES TO FINANCIAL STATEMENTS

                       -----------------------------------------
                       -----------------------------------------

NOTE 2 - PARTNERSHIP MATTERS (CONTINUED)

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

                       ENSTAR INCOME/GROWTH PROGRAM SIX-A, L.P.

                            NOTES TO FINANCIAL STATEMENTS

                       -----------------------------------------
                       -----------------------------------------

NOTE 3 - PROPERTY, PLANT AND EQUIPMENT

          Property, plant and equipment consist of:

                                             December 31,
                                      ------------------------
                                         1997          1998
                                      ----------    ----------
 Cable television systems             $7,967,900    $8,000,800
 Vehicles, furniture and
     equipment, and leasehold
     improvements                        357,400       444,200
                                      ----------    ----------
                                       8,325,300     8,445,000
 Less accumulated depreciation
     and amortization                  4,896,400     5,396,200
                                      ----------    ----------
                                      $3,428,900    $3,048,800
                                      ----------    ----------
                                      ----------    ----------

NOTE 4 - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

          The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

CASH AND CASH EQUIVALENTS

          The carrying amount approximates fair value due to the short maturity of those instruments.

NOTE PAYABLE - AFFILIATE

          The carrying amount approximates fair value due to the variable rate nature of the note payable.

NOTE 5 - NOTE PAYABLE - AFFILIATE

          On September 30, 1997, the Partnership refinanced its existing debt with a credit facility from a subsidiary of the Corporate General Partner, Enstar Finance Company, LLC ("EFC"). EFC obtained a secured bank facility of $35 million from two agent banks in order to obtain funds that would in turn be advanced to the Partnership and certain of the other partnerships managed by the Corporate General Partner. The Partnership entered into a loan agreement with EFC for a revolving loan facility (the "Facility") of $4,563,000 of which $2,500,000 was advanced to the Partnership at closing. Such funds together with available cash were used to repay the Partnership's previous note payable balance of $2,525,000 and related accrued interest. The Partnership also paid deferred programming fees of $181,700 to Falcon Cablevision. Outstanding borrowings at December 31, 1998 were $1,350,000.

                       ENSTAR INCOME/GROWTH PROGRAM SIX-A, L.P.

                            NOTES TO FINANCIAL STATEMENTS

                       -----------------------------------------
                       -----------------------------------------

NOTE 5 - NOTE PAYABLE - AFFILIATE (CONTINUED)

          The Partnership's Facility matures on August 31, 2001, at which time all amounts then outstanding are due in full. Borrowings bear interest at the lender's base rate (7.75% at December 31, 1998) plus 0.625%, or at an offshore rate plus 1.875%. The Partnership is permitted to prepay amounts outstanding under the Facility at any time without penalty, and is able to reborrow throughout the term of the Facility up to the maximum commitment then available so long as no event of default exists. If the Partnership has "excess cash flow" (as defined in its loan agreement) and has leverage, as defined, in excess of 4.25 to 1, or receives proceeds from sales of its assets in excess of a specified amount, the Partnership is required to make mandatory prepayments under the Facility. Such prepayments permanently reduce the maximum commitment under the Facility. The Partnership is also required to pay a commitment fee of 0.5% per annum on the unused portion of its Facility, and an annual administrative fee. Advances by EFC under its partnership loan facilities are independently collateralized by individual partnership borrowers so that no partnership is liable for advances made to other partnerships. Borrowings under the Partnership's Facility are collateralized by substantially all assets of the Partnership. At closing, the Partnership paid to EFC a $46,400 facility fee. This represented the Partnership's pro rata portion of a similar fee paid by EFC to its lenders. In connection with this refinancing, the Partnership wrote off $16,500 in deferred loan costs during 1997 relating to the former bank credit facility.

          The Facility contains certain financial tests and other covenants including, among others, restrictions on incurrence of indebtedness, investments, sales of assets, acquisitions, and other covenants, defaults and conditions. The Facility does not restrict the payment of distributions to partners unless an event of default exists thereunder or the Partnership's ratio of debt to cash flow is greater than 4 to 1. The Corporate General Partner believes the Partnership was in compliance with the covenants at December 31, 1998.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

          The Partnership leases buildings and tower sites associated with its systems under operating leases expiring in various years through 2008.

          Future minimum rental payments under non-cancelable operating leases that have remaining terms in excess of one year as of December 31, 1998 are as follows:

              Year                                          Amount
           -----------                                    ----------
            1999                                          $    9,500
            2000                                               3,800
            2001                                               3,800
            2002                                               3,800
            2003                                               3,800
            Thereafter                                         4,800
                                                          ----------
                                                          $   29,500
                                                          ----------
                                                          ----------

                       ENSTAR INCOME/GROWTH PROGRAM SIX-A, L.P.

                            NOTES TO FINANCIAL STATEMENTS

                       -----------------------------------------
                       -----------------------------------------

NOTE 6 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

          Rentals, other than pole rentals, charged to operations approximated $17,700, $17,700 and $17,900 in 1996, 1997 and 1998, respectively. Pole rentals approximated $38,800, $46,100 and $42,300 in 1996, 1997 and 1998, respectively.

          Other commitments include approximately $2.4 million at December 31, 1998 to upgrade the Partnership's Salem, Illinois system by June 2000.

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

          In October 1998, FCLP reinstated third party insurance coverage for all of the cable television properties owned or managed by FCLP to cover damage to cable distribution plant and subscriber connections and against business interruptions resulting from such damage. This coverage is subject to a significant annual deductible which applies to all of the cable television properties owned or managed by FCLP.

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

                       ENSTAR INCOME/GROWTH PROGRAM SIX-A, L.P.

                            NOTES TO FINANCIAL STATEMENTS

                       -----------------------------------------
                       -----------------------------------------

NOTE 7 - EMPLOYEE BENEFIT PLAN

          The Partnership has a cash or deferred profit sharing plan (the "Profit Sharing Plan") covering substantially all of its employees. The Profit Sharing Plan provides that each participant may elect to make a contribution in an amount up to 15% of the participant's annual compensation which otherwise would have been payable to the participant as salary. The Partnership's contribution to the Profit Sharing Plan, as determined by management, is discretionary but may not exceed 15% of the annual aggregate compensation (as defined) paid to all participating employees. There were no contributions charged against operations for the Profit Sharing Plan in 1996, 1997 or 1998.

NOTE 8 - TRANSACTIONS WITH THE GENERAL PARTNERS AND AFFILIATES

          The Partnership has a management and service agreement with a wholly owned subsidiary of the Corporate General Partner (the "Manager") for a monthly management fee of 5% of gross receipts, as defined, from the operations of the Partnership. Management fee expense was $175,500, $182,200 and $181,500 in 1996, 1997 and 1998, respectively.

          In addition to the monthly management fee, the Partnership reimburses the Manager for direct expenses incurred on behalf of the Partnership, and for the Partnership's allocable share of operational costs associated with services provided by the Manager. All cable television properties managed by the Corporate General Partner and its subsidiaries are charged a proportionate share of these expenses. The Corporate General Partner has contracted with FCLP and its affiliates to provide management services for the Partnership. Corporate office allocations and district office expenses are charged to the properties served based primarily on the respective percentage of basic customers served within the designated service areas. The total amount charged to the Partnership for these services approximated $310,200, $343,000 and $341,000 in 1996, 1997 and 1998, respectively.

          On June 30, 1997, the Corporate General Partner and an affiliate formed EFC. The Corporate General Partner contributed a $269,300 receivable balance due from the Partnership for deferred management fees and reimbursed expenses as an equity contribution to EFC. This balance remains an outstanding obligation of the Partnership. In the normal course of business, the Partnership pays interest and principal to EFC.

          The Partnership also receives certain system operating management services from an affiliate of the Corporate General Partner in addition to the Manager. The Partnership reimburses the affiliate for its allocable share of the affiliate's operational costs. The total amount charged to the Partnership for these costs approximated $46,000, $44,200 and $15,600 in 1996, 1997 and 1998, respectively. No management fee is payable to the affiliate by the Partnership and there is no duplication of reimbursed expenses and costs paid to the Manager.

          Substantially all programming services have been purchased through FCLP. FCLP, in the normal course of business, purchases cable programming services from certain program suppliers owned in whole or in part by affiliates of an entity that became a general partner of FCLP on September 30, 1998. Such purchases of programming services are made on behalf of the Partnership and the other partnerships managed by the Corporate General Partner as well as for FCLP's own cable television operations. FCLP charges the Partnership for these costs based on an estimate of what the Corporate General Partner could negotiate for such programming services for the 15 partnerships managed by the Corporate General Partner as a group.

                       ENSTAR INCOME/GROWTH PROGRAM SIX-A, L.P.

                            NOTES TO FINANCIAL STATEMENTS

                       -----------------------------------------
                       -----------------------------------------

NOTE 8 - TRANSACTIONS WITH THE GENERAL PARTNER AND AFFILIATES (CONTINUED)

The Partnership recorded programming fee expense of $727,900, $789,000 and $801,400 in 1996, 1997 and 1998, respectively. Programming fees are included in service costs in the statements of operations.

NOTE 9 - SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

          Cash paid for interest amounted to $294,900, $215,200 and $230,600 in 1996, 1997 and 1998, respectively.

                                  EXHIBIT INDEX

  EXHIBIT
  NUMBER        DESCRIPTION
  -------       -----------
     3          Third Amended and Restated Agreement of Limited Partnership of
                Enstar Income/Growth Program Six-A, L.P., as of December 23,
                1988(1)

    10.1        Management Agreement between Enstar Income/Growth Program
                Six-A, L.P. and Enstar Cable Corporation(1)

    10.2 Franchise ordinance and related documents thereto granting a non-exclusive community antenna television franchise for the city of Dyer, Tennessee(1)

    10.3 Franchise ordinance and related documents thereto granting a non-exclusive community antenna television franchise for the city of Kenton, Tennessee(1)

    10.4 Franchise ordinance and related documents thereto granting a non-exclusive community antenna television franchise for the city of Rutherford, Tennessee(1)

    10.5 Franchise ordinance and related documents thereto granting a non-exclusive community antenna television franchise for Gibson
                County, Tennessee(1)

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

    10.20       Loan Agreement between Enstar Income/Growth Program Six-A, L.P.
                and Enstar Finance Company, LLC dated September 30, 1997.(9)

    10.21 Franchise ordinance granting a non-exclusive community antenna television franchise for the city of Salem, Illinois.(10)

    21.1        Subsidiaries:  None.


                                  EXHIBIT INDEX

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

(10) Incorporated by reference to the exhibits to the Registrant's Quarterly Report on Form 10-Q, File No. 0-17687 for the quarter ended September 30, 1998.