Form 10-Q
period 1999-03-31
ENSTAR INCOME GROWTH PROGRAM SIX A L P
filed 1999-05-17
CIK 824778

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                             ---------------------

                                  FORM 10-Q

(MARK ONE)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     March 31, 1999
                                --------------------
                                         OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to
                               ---------------    ---------------

                        Commission File Number   0-17687
                                               -----------

                    Enstar Income/Growth Program Six-A, L.P.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

                Georgia                                      58-1755230
----------------------------------------          ------------------------------
     (State or other jurisdiction of                     (I.R.S. Employer
     incorporation or organization)                   Identification Number)

 10900 Wilshire Boulevard - 15th Floor
        Los Angeles, California                                90024
----------------------------------------          ------------------------------
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including   (310) 824-9990
area code:                               ------------------


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

                            CONDENSED BALANCE SHEETS

                             ---------------------

                                                                         December 31,            March 31,
                                                                            1998*                  1999
                                                                         -----------           -----------
                                                                                               (Unaudited)
ASSETS:
   Cash and cash equivalents                                             $   542,000           $   720,300

   Accounts receivable, less allowance of $6,000 and
     $5,000 for possible losses                                               34,400                47,300

   Prepaid expenses and other assets                                          33,700               162,200

   Property, plant and equipment, less accumulated
     depreciation and amortization of $5,396,200 and $5,591,500            3,048,800             2,872,600

   Franchise cost, net of accumulated
     amortization of $2,622,600 and $2,684,000                               927,400               866,000

   Deferred loan costs and other deferred charges, net                        52,500                47,700
                                                                         -----------           -----------

                                                                         $ 4,638,800           $ 4,716,100
                                                                         -----------           -----------
                                                                         -----------           -----------

                      LIABILITIES AND PARTNERSHIP CAPITAL

LIABILITIES:
   Accounts payable                                                      $   292,700           $   242,500
   Due to affiliates                                                         576,600               688,400
   Note payable - affiliate                                                1,350,000             1,350,000
                                                                         -----------           -----------

          TOTAL LIABILITIES                                                2,219,300             2,280,900
                                                                         -----------           -----------

COMMITMENTS AND CONTINGENCIES

PARTNERSHIP CAPITAL (DEFICIT):
   General partners                                                         (138,400)             (138,200)
   Limited partners                                                        2,557,900             2,573,400
                                                                         -----------           -----------

          TOTAL PARTNERSHIP CAPITAL                                        2,419,500             2,435,200
                                                                         -----------           -----------

                                                                         $ 4,638,800           $ 4,716,100
                                                                         -----------           -----------
                                                                         -----------           -----------

               *As presented in the audited financial statements.
            See accompanying notes to condensed financial statements.

                    ENSTAR INCOME/GROWTH PROGRAM SIX-A, L.P.

                       CONDENSED STATEMENTS OF OPERATIONS

                             ---------------------

                                                             Unaudited
                                                  -----------------------------
                                                        Three months ended
                                                             March 31,
                                                  -----------------------------
                                                     1998                1999
                                                  ---------           ---------
REVENUES                                          $ 923,600           $ 867,600
                                                  ---------           ---------
OPERATING EXPENSES:
   Service costs                                    301,900             309,200
   General and administrative expenses              108,500             124,300
   General Partner management fees
     and reimbursed expenses                        130,000             130,000
   Depreciation and amortization                    209,600             257,200
                                                  ---------           ---------

                                                    750,000             820,700
                                                  ---------           ---------

OPERATING INCOME                                    173,600              46,900
                                                  ---------           ---------

OTHER INCOME (EXPENSE):
   Interest income                                    7,700               6,000
   Interest expense                                 (60,600)            (37,200)
                                                  ---------           ---------

                                                    (52,900)            (31,200)
                                                  ---------           ---------

NET INCOME                                        $ 120,700           $  15,700
                                                  ---------           ---------
                                                  ---------           ---------

Net income allocated to General Partners          $   1,200           $     200
                                                  ---------           ---------
                                                  ---------           ---------

Net income allocated to Limited Partners          $ 119,500           $  15,500
                                                  ---------           ---------
                                                  ---------           ---------

NET INCOME PER UNIT OF LIMITED
     PARTNERSHIP INTEREST                         $    1.50           $    0.19
                                                  ---------           ---------
                                                  ---------           ---------

AVERAGE LIMITED PARTNERSHIP
     UNITS OUTSTANDING DURING PERIOD                 79,818              79,818
                                                  ---------           ---------
                                                  ---------           ---------


            See accompanying notes to condensed financial statements.

                    ENSTAR INCOME/GROWTH PROGRAM SIX-A, L.P.

                            STATEMENTS OF CASH FLOWS

                             ---------------------

                                                                                    Unaudited
                                                                         -----------------------------
                                                                               Three months ended
                                                                                    March 31,
                                                                         -----------------------------
                                                                           1998                 1999
                                                                         ---------           ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                            $ 120,700           $  15,700
   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Depreciation and amortization                                       209,600             257,200
       Amortization of deferred loan costs                                   4,200               4,200
       Decrease from changes in:
         Accounts receivable, prepaid expenses and other assets            (37,500)           (141,400)
         Accounts payable                                                  (83,300)            (50,200)
                                                                         ---------           ---------

             Net cash provided by operating activities                     213,700              85,500
                                                                         ---------           ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                    (15,400)            (19,000)
   Increase in intangible assets                                            (6,000)                  -
                                                                         ---------           ---------

             Net cash used in investing activities                         (21,400)            (19,000)
                                                                         ---------           ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Due to affiliates                                                       (10,700)            111,800
   Deferred loan costs                                                        (900)                  -
                                                                         ---------           ---------

             Net cash used in financing activities                         (11,600)            111,800
                                                                         ---------           ---------

INCREASE IN CASH                                                           180,700             178,300

CASH AT BEGINNING OF PERIOD                                                659,400             542,000
                                                                         ---------           ---------

CASH AT END OF PERIOD                                                    $ 840,100           $ 720,300
                                                                         ---------           ---------
                                                                         ---------           ---------


            See accompanying notes to condensed financial statements.

                   ENSTAR INCOME/GROWTH PROGRAM SIX-A, L.P.

                    NOTES TO CONDENSED FINANCIAL STATEMENTS

                             ---------------------


1.       INTERIM FINANCIAL STATEMENTS

         The accompanying condensed interim financial statements for the three months ended March 31, 1999 and 1998 are unaudited. These condensed interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Partnership's latest Annual Report on Form 10-K. In the opinion of management, such statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of such periods. The results of operations for the three months ended March 31, 1999 are not necessarily indicative of results for the entire year.

2.       TRANSACTIONS WITH THE GENERAL PARTNERS AND AFFILIATES

         The Partnership has a management and service agreement with a wholly owned subsidiary of the Corporate General Partner (the "Manager") for a monthly management fee of 5% of revenues, excluding revenues from the sale of cable television systems or franchises. Management fee expense approximated $43,400 for the three months ended March 31, 1999.

         In addition to the monthly management fee described above, the Partnership reimburses the Manager for direct expenses incurred on behalf of the Partnership and for the Partnership's allocable share of operational costs associated with services provided by the Manager. All cable television properties managed by the Corporate General Partner and its subsidiary are charged a proportionate share of these expenses. The Corporate General Partner has contracted with Falcon Communications, L.P. ("FCLP"), successor to Falcon Holding Group, L.P. ("FHGLP"), an affiliated partnership, to provide corporate management services for the Partnership. Corporate office allocations and district office expenses are charged to the properties served based primarily on the respective percentage of basic subscribers or homes passed (dwelling units within a system) within the designated service areas. The total amount charged to the Partnership for these services approximated $86,600 for the three months ended March 31, 1999. Management fees and reimbursed expenses due the Corporate General Partner are non-interest bearing.

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

         The Partnership also receives certain system operating management services from an affiliate of the Corporate General Partner in addition to the Manager due to the fact that there are no such employees directly employed by the Partnership. The Partnership reimburses the affiliate for its allocable share of the affiliate's operational costs. The total amount charged to the Partnership for these costs approximated $4,300 for the three months ended March 31, 1999. No management fee is payable to the affiliate by the Partnership and there is no duplication of reimbursed expenses and costs paid to the Manager.

                   ENSTAR INCOME/GROWTH PROGRAM SIX-A, L.P.

                    NOTES TO CONDENSED FINANCIAL STATEMENTS

                             ---------------------


2.       TRANSACTIONS WITH THE GENERAL PARTNERS AND AFFILIATES (CONTINUED)

         Substantially all programming services have been purchased through FCLP. FCLP, in the normal course of business, purchases cable programming services from certain program suppliers owned in whole or in part by affiliates of an entity that became a general partner of FCLP on September 30, 1998. Such purchases of programming services are made on behalf of the Partnership and the other partnerships managed by the Corporate General Partner as well as for FCLP's own cable television operations. FCLP charges the Partnership for these services based on an estimate of what the Corporate General Partner could negotiate for such programming services for the 15 partnerships managed by the Corporate General Partner as a group. The Partnership recorded programming fee expense of $202,400 for the three months ended March 31, 1999. Programming fees are included in service costs in the statements of operations.

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

                    ENSTAR INCOME/GROWTH PROGRAM SIX-A, L.P.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

         The Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act") required the Federal Communications Commission ("FCC") to, among other things, implement extensive regulation of the rates charged by cable television systems for basic and programming service tiers, installation, and customer premises equipment leasing. Compliance with those rate regulations has had a negative impact on the Partnership's revenues and cash flow. The Telecommunications Act of 1996 (the "1996 Telecom Act") substantially changed the competitive and regulatory environment for cable television and telecommunications service providers. Among other changes, the 1996 Telecom Act ended the regulation of cable programming service tier rates on March 31, 1999. There can be no assurance as to what, if any, further action may be taken by the FCC, Congress or any other regulatory authority or court, or the effect thereof on the Partnership's business. Accordingly, the Partnership's historical financial results as described below are not necessarily indicative of future performance.

         This Report includes certain forward-looking statements regarding, among other things, future results of operations, regulatory requirements, competition, capital needs and general business conditions applicable to the Partnership. Such forward looking statements involve risks and uncertainties including, without limitation, the uncertainty of legislative and regulatory changes and the rapid developments in the competitive environment facing cable television operators such as the Partnership. In addition to the information provided herein, reference is made to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1998 for additional information regarding such matters and the effect thereof on the Partnership's business.

RESULTS OF OPERATIONS

         The Partnership's revenues decreased from $923,600 to $867,600, or by 6.1%, for the three months ended March 31, 1999 as compared to the corresponding period in 1998. Of the $56,000 decrease, $45,600 was due to decreases in the number of subscriptions for basic, premium, tier and equipment rental services, and $10,400 was due to decreases in other revenue producing items, including installation revenue. As of March 31, 1999, the Partnership had approximately 8,900 basic subscribers and 2,100 premium service units.

         Service costs increased from $301,900 to $309,200, or by 2.4%, for the three months ended March 31, 1999 as compared to the corresponding period in 1998. Service costs represent costs directly attributable to providing cable services to customers. The increase was primarily due to increases in franchise fees and programming fees. Franchise fees increased due to a non-recurring adjustment in the first quarter of 1999 related to a payment that was greater than the estimates previously recorded. Programming expense increased primarily due to rate increases imposed by program suppliers.

         General and administrative expenses increased from $108,500 to $124,300, or by 14.6%, for the three months ended March 31, 1999 as compared to the corresponding period in 1998. The increase was primarily due to increases in telephone costs, insurance premiums and professional fees, including audit and legal fees.

                    ENSTAR INCOME/GROWTH PROGRAM SIX-A, L.P.

         Management fees and reimbursed expenses remained unchanged at $130,000 for the three months ended March 31, 1999 as compared to the corresponding period in 1998. Management fees decreased in direct relation to decreases in revenues as described above. Reimbursed expenses increased primarily due to higher personnel costs resulting from staff additions, and due to increases in allocated telephone expense and rent expense.

         Depreciation and amortization expense increased from $209,600 to $257,200, or by 22.7%, for the three months ended March 31, 1999 as compared to the corresponding period in 1998, primarily due to a reduction in the remaining life of certain plant assets that must be replaced under a provision of one of the Partnership's franchise agreements.

         The Partnership's operating income decreased from $173,600 to $46,900, or by 73.0%, for the three months ended March 31, 1999 as compared to the corresponding period in 1998, primarily due to decreases in revenues and increases in depreciation and amortization expense as described above.

         Interest income decreased from $7,700 to $6,000, or by 22.1%, for the three months ended March 31, 1999 as compared to the corresponding period in 1998, primarily due to lower average cash balances available for investment.

         Interest expense decreased from $60,600 to $37,200, or by 38.6%, for the three months ended March 31, 1999 as compared to the corresponding period in 1998, due to lower average borrowings in the 1999 period.

         Due to the factors described above, the Partnership's net income decreased from $120,700 to $15,700, or by 87.0%, for the three months ended March 31, 1999 as compared to the corresponding period in 1998.

         Based on its experience in the cable television industry, the Partnership believes that operating income before depreciation and amortization ("EBITDA") and related measures of cash flow serve as important financial analysis tools for measuring and comparing cable television companies in several areas, such as liquidity, operating performance and leverage. EBITDA is not a measurement determined under generally accepted accounting principles ("GAAP") and does not represent cash generated from operating activities in accordance with GAAP. EBITDA should not be considered by the reader as an alternative to net income as an indicator of financial performance or as an alternative to cash flows as a measure of liquidity. In addition, the definition of EBITDA may not be identical to similarly titled measures used by other companies. EBITDA as a percentage of revenues decreased from 41.5% to 35.1% during the three months ended March 31, 1999 as compared to the corresponding period in 1998. The decrease was primarily caused by lower revenues and increased service costs and general and administrative expenses as described above. EBITDA decreased from $383,200 to $304,100, or by 20.6%, for the three months ended March 31, 1999 as compared to the corresponding period in 1998.

LIQUIDITY AND CAPITAL RESOURCES

         The Partnership's primary objective, having invested its net offering proceeds in cable systems, is to distribute to its partners all available cash flow from operations and proceeds from the sale of

                    ENSTAR INCOME/GROWTH PROGRAM SIX-A, L.P.

cable systems, if any, after providing for expenses, debt service and capital requirements relating to the expansion, improvement and upgrade of its cable systems. The Partnership's capital expenditures were $19,000 in the first quarter of 1999.

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

         The Partnership is party to a loan agreement with EFC. The loan agreement provides for a revolving loan facility of $4,563,000 (the "Facility"). Total outstanding borrowings were $1,350,000 at March 31, 1999. The Partnership's management expects to increase borrowings under the Facility in the future to fund the upgrade of the Partnership's systems. However, the Partnership's borrowing capacity and its present cash reserves may be insufficient to fund its entire upgrade program. Consequently, the Partnership may need to rely on increased cash flow from operations or new sources of borrowing in order to meet its future liquidity requirements. There can be no assurance that such cash flow increases can be attained, or that additional future borrowings will be available to the Partnership on acceptable terms. If the Partnership is not able to attain such cash flow increases, or obtain new sources of borrowings, the Partnership may not be able to complete its full upgrade program. As a result, the value of the Partnership's systems would be lower than that of systems rebuilt to a higher technical standard.

         The Partnership's Facility matures on August 31, 2001, at which time all amounts then outstanding are due in full. Borrowings bear interest at the lender's base rate (7.75% at March 31, 1999) plus 0.625%, or at an offshore rate plus 1.875%. Under certain circumstances, the Partnership is required to make mandatory prepayments, which permanently reduce the maximum commitment under the Facility. The Facility contains certain financial tests and other covenants including, among others, restrictions on incurrence of indebtedness, investments, sales of assets, acquisitions and other covenants, defaults and conditions. The Partnership believes it was in compliance with the covenants at March 31, 1999.

                    ENSTAR INCOME/GROWTH PROGRAM SIX-A, L.P.

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

         During the first quarter of 1999, FCLP, on behalf of the Corporate General Partner, continued its identification and evaluation of the Partnership's Year 2000 business risks and its exposure to computer systems, to operating equipment which is date sensitive and to the interface systems of its vendors and service providers. The evaluation has focused on identification and assessment of systems and equipment that may fail to distinguish between the year 1900 and the year 2000 and, as a result, may cease to operate or may operate improperly when dates after December 31, 1999 are introduced.

         Based on a study conducted in 1997, FCLP concluded that certain of the Partnership's information systems were not Year 2000 compliant and elected to replace such software and hardware with applications and equipment certified by the vendors as Year 2000 compliant. FCLP installed the new systems in the first quarter of 1999. The total anticipated cost, including replacement software and hardware, will be borne by FCLP. FCLP is continuing to utilize internal and external resources to extend the functionality of the new systems. FCLP does not believe that any other significant information technology projects affecting the Partnership have been delayed due to efforts to identify and address Year 2000 issues.

         Additionally, FCLP has continued to inventory the Partnership's operating and revenue generating equipment to identify items that need to be upgraded or replaced and has surveyed cable equipment manufacturers to determine which of their models require upgrade or replacement to

                    ENSTAR INCOME/GROWTH PROGRAM SIX-A, L.P.

become Year 2000 compliant. Identification and evaluation, while ongoing, are substantially completed and a plan has been developed to remediate non-compliant equipment prior to January 1, 2000. Upgrade or replacement, testing and implementation will be performed over the remaining months of 1999. The cost of such replacement or remediation, currently estimated at $43,200, is not expected to have a material effect on the Partnership's financial position or results of operations. The Partnership had not incurred any costs related to the Year 2000 project as of March 31, 1999. FCLP plans to inventory, assess, replace and test equipment with embedded computer chips in a separate segment of its project, presently scheduled for the second half of 1999.

         FCLP has continued to survey the Partnership's significant third party vendors and service suppliers to determine the extent to which the Partnership's interface systems are vulnerable should those third parties fail to solve their own Year 2000 problems on a timely basis. Approximately 80% of the Partnership's most critical equipment vendors have responded to the surveys regarding the Year 2000 compliance of their products. Additional compliance information has been obtained for specific products from vendor Web sites. Among the most significant service providers upon which the Partnership relies are programming suppliers, power and telephone companies, various banking institutions and the Partnership's customer billing service. A majority of these service suppliers either have not responded to FCLP's inquiries regarding their Year 2000 compliance programs or have responded that they are unsure if they will become compliant on a timely basis. Consequently, there can be no assurance that the systems of other companies on which the Partnership must rely will be Year 2000 compliant on a timely basis.

         FCLP is developing a contingency plan in 1999 to address possible situations in which various systems of the Partnership, or of third parties with which the Partnership does business, are not compliant prior to January 1, 2000. Considerable effort has been directed toward distinguishing between those contingencies with a greater probability of occurring from those whose occurrence is considered remote. Moreover, such a plan has focused on systems whose failure poses a material risk to the Partnership's results of operations and financial condition.

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

                    ENSTAR INCOME/GROWTH PROGRAM SIX-A, L.P.

         THREE MONTHS ENDED MARCH 31, 1999 AND 1998

         Cash provided by operating activities decreased by $128,300 in the three months ended March 31, 1999 from the corresponding period in 1998. Changes in receivables and prepaid expenses used $103,900 more cash in the first three months of 1999 than in the corresponding period in 1998 due to differences in the timing of receivable collections and in the payment of prepaid expenses. The Partnership used $33,100 more cash to pay liabilities owed to third-party creditors due to differences in the timing of payments.

         The Partnership used $2,400 less cash in investing activities during the three months ended March 31, 1999 than in the comparable three months of 1998 primarily due to a decrease of $6,000 in expenditures for intangible assets, partially offset by an increase of $3,600 in expenditures for tangible assets. Financing activities provided $123,400 more cash in the first three months of 1999 than in the corresponding period of 1998. The Partnership used $122,500 less cash to pay liabilities owed to the Corporate General Partner in the first three months of 1999 than in the corresponding period of 1998 due to differences in the timing of payments.

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



                          By:    ENSTAR COMMUNICATIONS CORPORATION
                                 General Partner






Date:  May 14, 1999       By:    /s/ Michael K. Menerey
                                 ---------------------------
                                 Michael K. Menerey,
                                 Executive Vice President,
                                 Chief Financial Officer and
                                 Secretary