Form 10-Q
period 1999-09-30
ENSTAR INCOME GROWTH PROGRAM SIX A L P
filed 1999-11-12
CIK 824778

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549

                   -------------------------------------------

                                   FORM 10-Q

(MARK ONE)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           September 30, 1999
                                 ----------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to
                                   ------------------       ------------------

                  Commission File Number   0-17687
                                         -----------

                    Enstar Income/Growth Program Six-A, L.P.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

           Georgia                                     58-1755230
--------------------------------         ---------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
 incorporation or organization)

10900 Wilshire Boulevard - 15th Floor
      Los Angeles, California                            90024
------------------------------------------         -------------------
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including     (310) 824-9990
area code:
                                          ---------------------


--------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.



         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

                         PART I - FINANCIAL INFORMATION

                    ENSTAR INCOME/GROWTH PROGRAM SIX-A, L.P.

                            CONDENSED BALANCE SHEETS

===============================================================================

                                                                                             December 31,        September 30,
                                                                                                1998*                 1999
                                                                                          -----------------    -----------------
                                                                                                                  (Unaudited)
ASSETS:
   Cash and cash equivalents                                                               $       542,000      $       391,800

   Accounts receivable, less allowance of $6,000 and
     $4,000 for possible losses                                                                     34,400               30,900

   Prepaid expenses and other assets                                                                33,700              130,100

   Property, plant and equipment, less accumulated
     depreciation and amortization of $5,396,200 and $5,937,200                                  3,048,800            2,750,400

   Franchise cost, net of accumulated
     amortization of $2,622,600 and $2,809,000                                                     927,400              780,000

   Deferred loan costs and other deferred charges, net                                              52,500               37,400
                                                                                          -----------------    -----------------

                                                                                           $     4,638,800      $     4,120,600
                                                                                          =================    =================

                       LIABILITIES AND PARTNERSHIP CAPITAL

LIABILITIES:
   Accounts payable                                                                        $       292,700      $       249,000
   Due to affiliates                                                                               576,600              305,800
   Note payable - affiliate                                                                      1,350,000            1,050,000
                                                                                          -----------------    -----------------

          TOTAL LIABILITIES                                                                      2,219,300            1,604,800
                                                                                          -----------------    -----------------

COMMITMENTS AND CONTINGENCIES

PARTNERSHIP CAPITAL (DEFICIT):
   General partners                                                                               (138,400)            (137,400)
   Limited partners                                                                              2,557,900            2,653,200
                                                                                          -----------------    -----------------

          TOTAL PARTNERSHIP CAPITAL                                                              2,419,500            2,515,800
                                                                                          -----------------    -----------------

                                                                                           $     4,638,800      $     4,120,600
                                                                                          =================    =================

               *As presented in the audited financial statements.
            See accompanying notes to condensed financial statements.

                    ENSTAR INCOME/GROWTH PROGRAM SIX-A, L.P.

                       CONDENSED STATEMENTS OF OPERATIONS

                    ========================================

                                                                                                       Unaudited
                                                                                          -------------------------------------
                                                                                                   Three months ended
                                                                                                     September 30,
                                                                                          -------------------------------------
                                                                                                1998                1999
                                                                                          ----------------    -----------------
REVENUES                                                                                  $       896,000     $       866,100
                                                                                          ----------------    -----------------

OPERATING EXPENSES:
   Service costs                                                                                  262,800             285,200
   General and administrative expenses                                                            105,000              92,600
   General Partner management fees
     and reimbursed expenses                                                                      131,300             132,100
   Depreciation and amortization                                                                  208,000             255,100
                                                                                          ----------------    -----------------

                                                                                                  707,100             765,000
                                                                                          ----------------    -----------------

OPERATING INCOME                                                                                  188,900             101,100
                                                                                          ----------------    -----------------

OTHER INCOME (EXPENSE):
   Interest income                                                                                  7,100               7,700
   Interest expense                                                                               (49,700)            (37,300)
                                                                                          ----------------    -----------------

                                                                                                  (42,600)            (29,600)
                                                                                          ----------------    -----------------

NET INCOME                                                                                $       146,300     $        71,500
                                                                                          ================    =================

Net income allocated to General Partners                                                  $         1,500     $           700
                                                                                          ================    =================

Net income allocated to Limited Partners                                                  $       144,800     $        70,800
                                                                                          ================    =================

NET INCOME PER UNIT OF LIMITED
     PARTNERSHIP INTEREST                                                                 $          1.81     $          0.88
                                                                                          ================    =================

AVERAGE LIMITED PARTNERSHIP
     UNITS OUTSTANDING DURING PERIOD                                                               79,818              79,818
                                                                                          ================    =================

             See accompanying notes to condensed financial statements.

                    ENSTAR INCOME/GROWTH PROGRAM SIX-A, L.P.

                       CONDENSED STATEMENTS OF OPERATIONS

                    ========================================

                                                                                                       Unaudited
                                                                                          -------------------------------------
                                                                                                   Nine months ended
                                                                                                     September 30,
                                                                                          -------------------------------------
                                                                                                1998                 1999
                                                                                          ----------------    -----------------
REVENUES                                                                                  $     2,736,400     $     2,602,700
                                                                                          ----------------    -----------------

OPERATING EXPENSES:
   Service costs                                                                                  861,500             877,700
   General and administrative expenses                                                            321,400             370,100
   General Partner management fees
     and reimbursed expenses                                                                      393,900             394,100
   Depreciation and amortization                                                                  626,200             770,900
                                                                                          ----------------    -----------------

                                                                                                2,203,000           2,412,800
                                                                                          ----------------    -----------------

OPERATING INCOME                                                                                  533,400             189,900
                                                                                          ----------------    -----------------

OTHER INCOME (EXPENSE):
   Interest income                                                                                 25,500              19,000
   Interest expense                                                                              (170,500)           (112,600)
   Gain on sale of cable assets                                                                       200               -
                                                                                          ----------------    -----------------

                                                                                                 (144,800)            (93,600)
                                                                                          ----------------    -----------------

NET INCOME                                                                                $       388,600     $        96,300
                                                                                          ================    =================

Net income allocated to General Partners                                                  $         3,900     $         1,000
                                                                                          ================    =================

Net income allocated to Limited Partners                                                  $       384,700     $        95,300
                                                                                          ================    =================

NET INCOME PER UNIT OF LIMITED
     PARTNERSHIP INTEREST                                                                 $          4.82     $          1.19
                                                                                          ================    =================

AVERAGE LIMITED PARTNERSHIP
     UNITS OUTSTANDING DURING PERIOD                                                               79,818              79,818
                                                                                          ================    =================

                See accompanying notes to condensed financial statements.

                    ENSTAR INCOME/GROWTH PROGRAM SIX-A, L.P.

                            STATEMENTS OF CASH FLOWS

                    ========================================

                                                                                                       Unaudited
                                                                                          -------------------------------------
                                                                                                   Nine months ended
                                                                                                     September 30,
                                                                                          -------------------------------------
                                                                                               1998                 1999
                                                                                          ----------------    -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                             $       388,600     $        96,300
   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Depreciation and amortization                                                              626,200             770,900
       Amortization of deferred loan costs                                                         12,700              12,800
       Gain on sale of cable assets                                                                  (200)              -
       Decrease from changes in:
         Accounts receivable, prepaid expenses and other assets                                    (9,000)            (92,900)
         Accounts payable                                                                        (146,600)            (43,700)
                                                                                          ----------------    -----------------

             Net cash provided by operating activities                                            871,700             743,400
                                                                                          ----------------    -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                                          (128,000)           (283,800)
   Increase in intangible assets                                                                  (16,900)            (39,000)
   Proceeds from sale of property, plant and equipment                                                200               -
                                                                                          ----------------    -----------------

             Net cash used in investing activities                                               (144,700)           (322,800)
                                                                                          ----------------    -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Due to affiliates                                                                              (75,900)           (270,800)
   Deferred loan costs                                                                             (2,400)              -
   Repayment of debt                                                                             (750,000)           (300,000)
                                                                                          ----------------    -----------------

             Net cash used in financing activities                                               (828,300)           (570,800)
                                                                                          ----------------    -----------------

DECREASE IN CASH AND CASH EQUIVALENTS                                                            (101,300)           (150,200)

CASH AND CASH EQUIVALENTS
     AT BEGINNING OF PERIOD                                                                       659,400             542,000
                                                                                          ----------------    -----------------

CASH AND CASH EQUIVALENTS
     AT END OF PERIOD                                                                     $       558,100     $       391,800
                                                                                          ================    =================

                See accompanying notes to condensed financial statements.

                    ENSTAR INCOME/GROWTH PROGRAM SIX-A, L.P.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                    ========================================


1.       INTERIM FINANCIAL STATEMENTS

         The accompanying condensed interim financial statements for the three and nine months ended September 30, 1999 and 1998 are unaudited. These condensed interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Partnership's latest Annual Report on Form 10-K. In the opinion of management, such statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of such periods. The results of operations for the three and nine months ended September 30, 1999 are not necessarily indicative of results for the entire year.

2.       TRANSACTIONS WITH THE GENERAL PARTNERS AND AFFILIATES

         The Partnership has a management and service agreement with a wholly owned subsidiary of the Corporate General Partner (the "Manager") for a monthly management fee of 5% of revenues, excluding revenues from the sale of cable television systems or franchises. Management fee expense approximated $43,300 and $130,100 for the three and nine months ended September 30, 1999.

         In addition to the monthly management fee described above, the Partnership reimburses the Manager for direct expenses incurred on behalf of the Partnership and for the Partnership's allocable share of operational costs associated with services provided by the Manager. All cable television properties managed by the Corporate General Partner and its subsidiary are charged a proportionate share of these expenses. The Corporate General Partner has contracted with Falcon Communications, L.P. ("FCLP"), successor to Falcon Holding Group, L.P. ("FHGLP"), an affiliated partnership, to provide corporate management services for the Partnership. Corporate office allocations and district office expenses are charged to the properties served based primarily on the respective percentage of basic subscribers or homes passed (dwelling units within a system) within the designated service areas. The total amount charged to the Partnership for these services approximated $88,800 and $264,000 for the three and nine months ended September 30, 1999. Management fees and reimbursed expenses due the Corporate General Partner are non-interest bearing.

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

         The Partnership also receives certain system operating management services from an affiliate of the Corporate General Partner in addition to the Manager due to the fact that there are no such employees directly employed by the Partnership. The Partnership reimburses the affiliate for its allocable share of the affiliate's operational costs. The total amount charged to the Partnership for these costs approximated $5,500 and $15,000 for the three and nine months ended September 30, 1999. No management fee is payable to the affiliate by the Partnership and there is no duplication of reimbursed expenses and costs paid to the Manager.

                    ENSTAR INCOME/GROWTH PROGRAM SIX-A, L.P.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                    ========================================


2.       TRANSACTIONS WITH THE GENERAL PARTNERS AND AFFILIATES (CONTINUED)

         Substantially all programming services have been purchased through FCLP. FCLP, in the normal course of business, purchases cable programming services from certain affiliated program suppliers. Such purchases of programming services are made on behalf of the Partnership and the other partnerships managed by the Corporate General Partner as well as for FCLP's own cable television operations. FCLP charges the Partnership for these services based on an estimate of what the Corporate General Partner could negotiate for such programming services for the 15 partnerships managed by the Corporate General Partner as a group. The Partnership recorded programming fee expense of $208,000 and $615,800 for the three and nine months ended September 30, 1999. Programming fees are included in service costs in the statements of operations.

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

         This Report includes certain forward-looking statements regarding, among other things, future results of operations, regulatory requirements, competition, capital needs and general business conditions applicable to the Partnership. Such forward-looking statements involve risks and uncertainties including, without limitation, the uncertainty of legislative and regulatory changes and the rapid developments in the competitive environment facing cable television operators such as the Partnership. In addition to the information provided herein, reference is made to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1998 for additional information regarding such matters and the effect thereof on the Partnership's business.

RESULTS OF OPERATIONS

         The Partnership's revenues decreased from $896,000 to $866,100, or by 3.3%, and from $2,736,400 to $2,602,700, or by 4.9%, for the three and nine months ended September 30, 1999 as compared to the corresponding periods in 1998. Of the $29,900 decrease in revenues for the three months ended September 30, 1999, $36,700 was due to decreases in the number of subscriptions for basic, premium, tier and equipment rental services, and $8,000 was due to decreases in other revenue producing items. The decrease was partially offset by a $14,800 increase due to increases in regulated service rates that were implemented by the Partnership in June 1999. Of the $133,700 decrease in revenues for the nine months ended September 30, 1999, $129,100 was due to decreases in the number of subscriptions for basic, premium, tier and equipment rental services, and $24,400 was due to decreases in other revenue producing items, including installation revenue. The decrease was partially offset by a $19,800 increase due to increases in regulated service rates that were implemented by the Partnership in June 1999. As of September 30, 1999, the Partnership had approximately 8,600 basic subscribers and 1,800 premium service units.

         Service costs increased from $262,800 to $285,200, or by 8.5%, and from $861,500 to $877,700, or by 1.9%, for the three and nine months ended September 30, 1999 as compared to the corresponding periods in 1998. Service costs represent costs directly attributable to providing cable services to customers. The increases were primarily due to increases in copyright fees and personnel

                    ENSTAR INCOME/GROWTH PROGRAM SIX-A, L.P.

costs. The nine months' increase was also due to higher programming fees resulting from rate increases by program suppliers.

         General and administrative expenses decreased from $105,000 to $92,600, or by 11.8%, and increased from $321,400 to $370,100, or by 15.2%, respectively, for the three and nine months ended September 30, 1999 as compared to the corresponding periods in 1998. The quarterly decrease was primarily due to decreases in telephone costs. The nine months' increase was primarily due to increases in insurance premiums and professional fees, including audit and legal fees.

         Management fees and reimbursed expenses increased from $131,300 to $132,100, or by less than 1.0%, and from $393,900 to $394,100, or by less than 1.0%, for the three and nine months ended September 30, 1999 as compared to the corresponding periods in 1998. Management fees decreased in direct relation to decreases in revenues as described above. Reimbursed expenses increased primarily due to higher personnel costs resulting from staff additions and wage increases.

         Depreciation and amortization expense increased from $208,000 to $255,100, or by 22.6%, and from $626,200 to $770,900, or by 23.1%, for the three and nine months ended September 30, 1999 as compared to the corresponding periods in 1998, primarily due to the depreciation of plant asset additions.

         The Partnership's operating income decreased from $188,900 to $101,100, or by 46.5%, and from $533,400 to $189,900, or by 64.4%, for the three and nine months ended September 30, 1999 as compared to the corresponding periods in 1998, primarily due to decreases in revenues and increases in depreciation and amortization as described above.

         Interest income increased from $7,100 to $7,700, or by 8.5%, and decreased from $25,500 to $19,000, or by 25.5%, for the three and nine months ended September 30, 1999, respectively, as compared to the corresponding periods in 1998. The quarterly increase was primarily due to higher average cash balances available for investment. The nine months' decrease was primarily due to lower average cash balances available for investment and lower average interest rates earned on invested cash.

         Interest expense decreased from $49,700 to $37,300, or by 24.9%, and from $170,500 to $112,600, or by 34.0%, for the three and nine months ended September 30, 1999 as compared to the corresponding periods in 1998, primarily due to lower average borrowings in the 1999 periods.

         Due to the factors described above, the Partnership's net income decreased from $146,300 to $71,500, or by 51.1%, and from $388,600 to
$96,300, or by 75.2%, for the three and nine months ended September 30, 1999 as compared to the corresponding periods in 1998.

         Based on its experience in the cable television industry, the Partnership believes that operating income before depreciation and amortization ("EBITDA") and related measures of cash flow serve as important financial analysis tools for measuring and comparing cable television companies in several areas such as liquidity, operating performance and leverage. EBITDA is not a measurement determined under generally accepted accounting principles ("GAAP") and does not represent cash generated from operating activities in accordance with GAAP. EBITDA should not be considered by

                    ENSTAR INCOME/GROWTH PROGRAM SIX-A, L.P.

the reader as an alternative to net income as an indicator of financial performance or as an alternative to cash flows as a measure of liquidity. In addition, the definition of EBITDA may not be identical to similarly titled measures used by other companies. EBITDA as a percentage of revenues decreased from 44.3% to 41.1% and from 42.4% to 36.9% during the three and nine months ended September 30, 1999 as compared to the corresponding periods in 1998. The decrease was primarily due to lower revenues and higher copyright fees. The nine months' decrease was also due to higher insurance premiums, professional fees and programming expenses as described above. EBITDA decreased from $396,900 to $356,200, or by 10.3%, and from $1,159,600 to $960,800, or by 17.1%, for the three and nine months ended September 30, 1999 as compared to the corresponding periods in 1998.

LIQUIDITY AND CAPITAL RESOURCES

         The Partnership's primary objective, having invested its net offering proceeds in cable systems, is to distribute to its partners all available cash flow from operations and proceeds from the sale of cable systems, if any, after providing for expenses, debt service and capital requirements relating to the expansion, improvement and upgrade of its cable systems. The Partnership's capital expenditures were $283,800 for the nine months ended September 30, 1999.

         Based on its belief that the market for cable systems has generally improved, the Corporate General Partner had been evaluating strategies for liquidating the Partnership. These strategies included the potential sale of substantially all of the Partnership's assets to third parties and/or affiliates of the Corporate General Partner, and the subsequent liquidation of the Partnership. On May 26, 1999, Charter Communications ("Charter") signed an agreement to acquire all of the cable television assets of FCLP and to acquire Enstar Communications Corporation, the Partnership's Corporate General Partner. The Corporate General Partner and Charter have decided to implement a strategy for liquidating the Partnership that involves selling its systems to third parties. Accordingly, the Corporate General Partner has entered into agreements with two cable brokers regarding the sale of the systems, although no assurance can be given regarding the likelihood, if any, of receiving appropriate offers to purchase the systems. Any such sale and corresponding liquidation will not close before the sale of the Corporate General Partner to Charter.

         Following the close of all pending transactions, Charter will serve approximately 6.2 million customers and will be the nation's fourth largest cable operator. Headquartered in St. Louis, Missouri, Charter was acquired by Paul G. Allen in 1998. More information about Charter can be accessed on the Internet at www.chartercom.com.

         The Partnership plans to upgrade its cable system to increase channel capacity in two franchise areas, which together serve 63% of the Partnership's total customer base. One of the upgrades is required in an existing franchise agreement. The estimated cost to upgrade the cable system in this franchise area is approximately $2.4 million and must be completed by June 2000. Another of the Partnership's franchise agreements is under negotiation for renewal and the Partnership believes that the renewed franchise agreement may require the Partnership to upgrade its cable plant at an estimated cost of $1.5 million within 24 months. The full upgrade program is estimated to require aggregate capital expenditures of approximately $3.9 million. Capital expenditures budgeted for 1999 include $2.4 million for the required rebuild and approximately $346,400 for the upgrade of other assets. As of September 30, 1999, rebuild expenditures totaled approximately $175,600 and other capital

                    ENSTAR INCOME/GROWTH PROGRAM SIX-A, L.P.

expenditures approximated $108,200. It is unlikely that budgeted amounts will be spent in 1999 due to construction delays.

         The Partnership is party to a loan agreement with EFC. The loan agreement provides for a revolving loan facility of $4,563,000 (the "Facility"). Total outstanding borrowings were $1,050,000 at September 30, 1999. The Partnership's management expects to increase borrowings under the Facility in the future to fund the upgrade of the Partnership's systems. However, the Partnership's borrowing capacity and its present cash reserves may be insufficient to fund its entire upgrade program. Consequently, the Partnership may need to rely on increased cash flow from operations or new sources of borrowing in order to meet its future liquidity requirements. There can be no assurance that such cash flow increases can be attained, or that additional future borrowings will be available to the Partnership on acceptable terms. If the Partnership is not able to attain such cash flow increases, or obtain new sources of borrowings, the Partnership may not be able to complete its full upgrade program. As a result, the value of the Partnership's systems would be lower than that of systems rebuilt to a higher technical standard.

         The Partnership's Facility matures on August 31, 2001, at which time all amounts then outstanding are due in full. Borrowings bear interest at the lender's base rate (8.25% at September 30, 1999) plus 0.625%, or at an offshore rate plus 1.875%. Under certain circumstances, the Partnership is required to make mandatory prepayments, which permanently reduce the maximum commitment under the Facility. The Facility contains certain financial tests and other covenants including, among others, restrictions on incurrence of indebtedness, investments, sales of assets, acquisitions and other covenants, defaults and conditions. The Partnership believes it was in compliance with the covenants at September 30, 1999.

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

                    ENSTAR INCOME/GROWTH PROGRAM SIX-A, L.P.

YEAR 2000

         During the third quarter of 1999, FCLP, on behalf of the Corporate General Partner, continued its identification, evaluation and remediation of the Partnership's Year 2000 business risks associated with operations directly under the control of the Partnership and those risks that are dependent on third parties related to its exposure to computer systems, to operating equipment which is date sensitive and to the interface systems of its vendors and service providers. The evaluation has focused on identification, assessment and remediation of systems and equipment that may fail to distinguish between the year 1900 and the year 2000 and, as a result, may cease to operate or may operate improperly when dates after December 31, 1999 are introduced. Most of the Partnership's exposure to Year 2000 issues is dependent in large part on third parties. Failure to identify and remediate a critical Year 2000 issue could result in an interruption of services to customers or in the interruption of critical business functions, either of which could result in a material adverse impact on the Partnership's financial results.

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

         Additionally, FCLP has continued to inventory the Partnership's internal operating and revenue generating equipment to identify items that need to be upgraded or replaced and has surveyed cable equipment manufacturers to determine which of their models require upgrade or replacement to become Year 2000 compliant. Identification and evaluation, while ongoing, are substantially completed and a plan has been developed to remediate or replace non-compliant equipment. Of the total number of potentially non-compliant items identified in the inventory, all were evaluated during the assessment stage, approximately 8.5% are in the remediation planning phase and 91.5% are in the implementation stage. FCLP conducted limited testing of systems, software and equipment in the third quarter of 1999 and placed significant reliance on test results provided by AT&T Broadband & Internet Services, an affiliate of FCLP. The cost of such replacement or remediation to the Partnership is currently estimated to be $38,800, all of which had been incurred as of September 30, 1999. FCLP has also substantially completed the assessment and replacement or remediation of the majority of the Partnership's internal equipment containing embedded computer chips.

         FCLP has continued to survey the Partnership's significant third party vendors and service suppliers to determine the extent to which the Partnership's interface systems are vulnerable should those third parties fail to solve their own Year 2000 problems on a timely basis. The Partnership is heavily dependent on third parties and these parties are themselves heavily dependent on technology. For example, if a television broadcaster or cable programmer encounters Year 2000 problems that impede its ability to deliver its programming, the Partnership will be unable to provide that programming to its cable customers, which would result in a loss of revenues, although the Partnership would attempt to provide its customers with alternative program services. Virtually all of the

                    ENSTAR INCOME/GROWTH PROGRAM SIX-A, L.P.

Partnership's most critical equipment vendors have responded to the surveys regarding the Year 2000 compliance of their products and indicated that they are already compliant or have indicated their intent to be compliant. Additional compliance information has been obtained for specific products from vendor Web sites, interviews, on-site visits, system interface testing and industry group participation. Among the most significant third party service providers upon which the Partnership relies are programming suppliers, power and telephone companies, various banking institutions and the Partnership's customer billing service. The Partnership has taken steps to attempt to satisfy itself that the third parties on which it is heavily reliant are Year 2000 compliant and have developed satisfactory contingency plans, or that alternative means of meeting the Partnership's business requirements are available. However, the Partnership can predict neither the likelihood of successful compliance nor the direct or indirect costs to the Partnership of non-compliance by those third parties or of securing such services from alternate compliant third parties.

         FCLP believes that it has established an effective program to resolve all significant Year 2000 issues in its control in a timely manner. As noted above, however, while FCLP has substantially completed all phases of the Partnership's remediation program, it is dependent on third parties whose progress is not within its control. Disruptions experienced by third parties with which the Partnership does business as well as by the economy generally could also materially adversely affect the Partnership. The amount of potential liability and lost revenue cannot be reasonably estimated at this time.

         FCLP has focused its efforts on identification and remediation of the Partnership's Year 2000 exposures and has developed specific contingency plans in the event it does not successfully complete its remaining remediation as anticipated or experiences unforeseen problems. Considerable effort has been directed toward distinguishing between those contingencies with a greater probability of occurring from those whose occurrence is considered remote, and on those systems whose failure poses a material risk to the Partnership's results of operations and financial condition. FCLP has also examined the Partnership's business interruption strategies to evaluate whether they would satisfactorily meet the demands of failures arising from Year 2000 related problems. FCLP intends to examine the Partnership's status periodically to determine the necessity of establishing and implementing such contingency plans or additional strategies, which could involve, among other things, manual workarounds, adjusting staffing strategies and sharing resources.

         NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

         Cash provided by operating activities decreased by $128,300 for the nine months ended September 30, 1999 from the corresponding period in 1998. Changes in receivables and prepaid expenses used $83,900 more cash in the first nine months of 1999 than in the corresponding period in 1998 due to differences in the timing of receivable collections and in the payment of prepaid expenses. The Partnership used $102,900 less cash to pay liabilities owed to third-party creditors due to differences in the timing of payments.

         The Partnership used $178,100 more cash in investing activities during the nine months ended September 30, 1999 than in the comparable nine months of 1998, primarily due to an increase of $155,800 in expenditures for tangible assets and an increase of $22,100 in expenditures for intangible

                    ENSTAR INCOME/GROWTH PROGRAM SIX-A, L.P.

assets. Financing activities used $288,500 less cash in the first nine months of 1999 than in the corresponding period of 1998. The Partnership used $450,000 less cash for the repayment of debt but used $194,900 more cash to pay liabilities owed to the Corporate General Partner in the first nine months of 1999 than in the corresponding period of 1998 due to differences in the timing of payments.

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

                  (a)      Exhibit 27.1 - Financial Data Schedule

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

                    ENSTAR INCOME/GROWTH PROGRAM SIX-A, L.P.

                         A GEORGIA LIMITED PARTNERSHIP
                         -----------------------------
                                  (Registrant)



                                 By: ENSTAR COMMUNICATIONS CORPORATION
                                     General Partner






Date:  November 11, 1999         By: /s/ MICHAEL K. MENEREY
                                     -------------------------
                                     Michael K. Menerey,
                                     Executive Vice President,
                                     Chief Financial Officer and
                                     Secretary