Form 10-Q
period 2000-03-31
ENSTAR INCOME GROWTH PROGRAM SIX A L P
filed 2000-05-12
CIK 824778

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   -------------------------------------------

                                    FORM 10-Q

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  March 31, 2000
                                --------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to
                               -------------------    ---------------------

                         Commission File Number  0-17687
                                                ----------



                    Enstar Income/Growth Program Six-A, L.P.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

             Georgia                                     58-1755230
---------------------------------------  ---------------------------------------
(State or other jurisdiction             (I.R.S. Employer Identification Number)
 of incorporation or organization)


12444 Powerscourt Dr., Suite 100
      St. Louis, Missouri                                   63131
---------------------------------------  ---------------------------------------
(Address of principal executive offices)                 (Zip Code)


Registrant's telephone number, including  area (314) 965-0555
code:                                          --------------


--------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.




          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              ---    ---



                       Exhibit Index located at Page E-1.


                         PART I - FINANCIAL INFORMATION

                    ENSTAR INCOME/GROWTH PROGRAM SIX-A, L.P.

                            CONDENSED BALANCE SHEETS

                     ======================================



                                                                                            December 31,          March 31,
                                                                                               1999*                 2000
                                                                                          -----------------    -----------------
                                                                                                                 (Unaudited)
ASSETS:
   Cash and cash equivalents                                                           $           675,900  $           853,100

   Accounts receivable, less allowance of $2,300 and
     $8,400 for possible losses                                                                     46,500               16,100

   Prepaid expenses and other assets                                                               119,900              110,800

   Property, plant and equipment, less accumulated
     depreciation and amortization of $6,121,000 and $6,289,700                                  2,767,600            2,680,500

   Franchise cost, net of accumulated
     amortization of $2,871,500 and $2,933,800                                                     722,900              685,600

   Deferred loan costs and other deferred charges, net                                              32,600               34,400
                                                                                          -----------------    -----------------

                                                                                       $         4,365,400  $         4,380,500
                                                                                          =================    =================

                                             LIABILITIES AND PARTNERSHIP CAPITAL
                                             -----------------------------------


LIABILITIES:
   Accounts payable                                                                    $           260,800  $           155,700
   Due to affiliates                                                                               380,900              470,900
   Note payable - affiliate                                                                      1,050,000            1,050,000
                                                                                          -----------------    -----------------

          TOTAL LIABILITIES                                                                      1,691,700            1,676,600
                                                                                          -----------------    -----------------

COMMITMENTS AND CONTINGENCIES

PARTNERSHIP CAPITAL (DEFICIT):
   General partners                                                                               (135,900)            (135,600)
   Limited partners                                                                              2,809,600            2,839,500
                                                                                          -----------------    -----------------

          TOTAL PARTNERSHIP CAPITAL                                                              2,673,700            2,703,900
                                                                                          -----------------    -----------------

                                                                                       $         4,365,400  $         4,380,500
                                                                                          =================    =================

               *As presented in the audited financial statements.
            See accompanying notes to condensed financial statements.



                    ENSTAR INCOME/GROWTH PROGRAM SIX-A, L.P.

                       CONDENSED STATEMENTS OF OPERATIONS

                     ======================================





                                                                                                       Unaudited
                                                                                          -------------------------------------
                                                                                                   Three months ended
                                                                                                       March 31,
                                                                                          -------------------------------------
                                                                                               1999                 2000
                                                                                          ----------------    -----------------

REVENUES                                                                               $          867,600  $          837,200
                                                                                          ----------------    -----------------

OPERATING EXPENSES:
   Service costs                                                                                  309,200             262,900
   General and administrative expenses                                                            124,300             140,500
   General Partner management fees
     and reimbursed expenses                                                                      130,000             115,800
   Depreciation and amortization                                                                  257,200             260,700
                                                                                          ----------------    -----------------

                                                                                                  820,700             779,900
                                                                                          ----------------    -----------------

OPERATING INCOME                                                                                   46,900              57,300
                                                                                          ----------------    -----------------

OTHER INCOME (EXPENSE):
   Interest income                                                                                  6,000               7,600
   Interest expense                                                                               (37,200)            (34,700)
                                                                                          ----------------    -----------------

                                                                                                  (31,200)            (27,100)
                                                                                          ----------------    -----------------

NET INCOME                                                                             $           15,700  $           30,200
                                                                                          ================    =================

Net income allocated to General Partners                                               $              200  $              300
                                                                                          ================    =================

Net income allocated to Limited Partners                                               $           15,500  $           29,900
                                                                                          ================    =================

NET INCOME PER UNIT OF LIMITED
     PARTNERSHIP INTEREST                                                              $             0.19  $             0.37
                                                                                          ================    =================

AVERAGE LIMITED PARTNERSHIP
     UNITS OUTSTANDING DURING PERIOD                                                               79,818              79,818
                                                                                          ================    =================

           See accompanying notes to condensed financial statements.



                    ENSTAR INCOME/GROWTH PROGRAM SIX-A, L.P.

                            STATEMENTS OF CASH FLOWS

                     ======================================




                                                                                                       Unaudited
                                                                                          -------------------------------------
                                                                                                   Three months ended
                                                                                                       March 31,
                                                                                          -------------------------------------
                                                                                               1999                 2000
                                                                                          ----------------    -----------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                          $           15,700  $           30,200
   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Depreciation and amortization                                                              257,200             260,700
       Amortization of deferred loan costs                                                          4,200               4,300
       Increase (decrease) from changes in:
         Accounts receivable, prepaid expenses and other assets                                  (141,400)             39,500
         Accounts payable                                                                         (50,200)           (105,100)
                                                                                          ----------------    -----------------

             Net cash provided by operating activities                                             85,500             229,600
                                                                                          ----------------    -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                                           (19,000)           (110,900)
   Increase in intangible assets                                                                    -                 (25,000)
                                                                                          ----------------    -----------------

             Net cash used in investing activities                                                (19,000)           (135,900)
                                                                                          ----------------    -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Due to affiliates                                                                              111,800              90,000
   Deferred loan costs                                                                              -                  (6,500)
                                                                                          ----------------    -----------------

             Net cash provided by financing activities                                            111,800              83,500
                                                                                          ----------------    -----------------

INCREASE IN CASH                                                                                  178,300             177,200

CASH AND CASH EQUIVALENTS
     AT BEGINNING OF PERIOD                                                                       542,000             675,900
                                                                                          ----------------    -----------------

CASH AND CASH EQUIVALENTS
     AT END OF PERIOD                                                                  $          720,300  $          853,100
                                                                                          ================    =================

            See accompanying notes to condensed financial statements.

                    ENSTAR INCOME/GROWTH PROGRAM SIX-A, L.P.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                     ======================================


1.  INTERIM FINANCIAL STATEMENTS

          The accompanying condensed interim financial statements for the three months ended March 31, 2000 and 1999 are unaudited. These condensed interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in our latest Annual Report on Form 10-K. In the opinion of management, such statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of such periods. The results of operations for the three months ended March 31, 2000 are not necessarily indicative of results for the entire year.

2.  TRANSACTIONS WITH THE GENERAL PARTNERS AND AFFILIATES

          The partnership has a management and service agreement with a wholly owned subsidiary of our corporate general partner for a monthly management fee of 5% of revenues, excluding revenues from the sale of cable television systems or franchises. Management fee expense approximated $41,800 for the three months ended March 31, 2000.

          In addition to the monthly management fee, we reimburse the manager for direct expenses incurred on behalf of the partnership, and for the partnership's allocable share of operational costs associated with services provided by the manager. All cable television properties managed by the corporate general partner and its subsidiaries are charged a proportionate share of these expenses. Charter Communications Holding Company, LLC and its affiliates provide other management services for the partnership that were provided by Falcon Communications, L.P. and its affiliates prior to November 12, 1999. Corporate office allocations and district office expenses are charged to the properties served based primarily on the respective percentage of basic customers served within the designated service areas. The total amount charged to the partnership for these services approximated $74,000 for the three months ended March 31, 2000. Management fees and reimbursed expenses due the corporate general partner are non-interest bearing.

          On June 30, 1997, the corporate general partner contributed a $269,300 receivable balance from the partnership for past due management fees and reimbursed expenses as an equity contribution to its subsidiary, Enstar Finance Company, LLC. This balance remains an outstanding obligation of the partnership. In the normal course of business, we pay interest and principal to Enstar Finance Company, our primary lender.

          We also receive certain system operating management services from Charter and other affiliates of the corporate general partner in addition to the manager. We reimburse the affiliates for our allocable share of the affiliates' operational costs. The total amount charged to the partnership for these costs approximated $13,200 for the three months ended March 31, 2000. No management fee is payable to the affiliates by the partnership and there is no duplication of reimbursed expenses and costs paid to the manager.

                    ENSTAR INCOME/GROWTH PROGRAM SIX-A, L.P.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                     ======================================


2.  TRANSACTIONS WITH THE GENERAL PARTNERS AND AFFILIATES (Continued)

          Substantially all programming services have been purchased through Charter since November 12, 1999. Before that time, substantially all programming services were purchased through Falcon Communications. Falcon Communications charged the Partnership for these costs based on an estimate of what the corporate general partner could negotiate for such programming services for the 15 partnerships managed by the corporate general partner as a group. Charter charges the partnership for these costs based on its costs. The partnership recorded programming fee expense of $163,900 for the three months ended March 31, 2000. Programming fees are included in service costs in the statements of operations.

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

4.  SUBSEQUENT EVENTS

          In April 2000, the corporate general partner signed two non-binding letters of intent, which, together, cover the sale of all of the partnership's cable television systems. The sale of all or substantially all of the partnership's assets is subject to approval by a majority of the limited partners, and any sale agreement will provide for standard closing conditions, such as obtaining regulatory approvals. Each of the prospective buyers seeks to purchase a large group of cable television systems, which includes certain of the partnership's systems as well as certain systems owned by other partnerships under the common control of the partnership's corporate general partner. There is no assurance that both definitive sale agreements will be executed, and if so, whether the proposed sales will be consummated. Even if the limited partners do approve the sales, consummation of the sales is subject to certain factors beyond the partnership's control, including receipt of regulatory approvals and approval of the sales by other selling partnerships.

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

          This report includes certain forward-looking statements regarding, among other things, our future results of operations, regulatory requirements, competition, capital needs and general business conditions applicable to the partnership. Such forward-looking statements involve risks and uncertainties including, without limitation, the uncertainty of legislative and regulatory changes and the rapid developments in the competitive environment facing cable television operators such as the partnership. In addition to the information provided here, reference is made to our annual report on Form 10-K for the year ended December 31, 1999 for additional information regarding such matters and the effect thereof on our business.

RESULTS OF OPERATIONS

          Our revenues decreased from $867,600 to $837,200, or by 3.5%, for the three months ended March 31, 2000 as compared to the first three months of 1999. Of the $30,400 decrease, approximately $51,000 was due to decreases in the number of subscriptions for basic, premium, tier and equipment rental services and $7,200 was due to decreases in other revenue producing items. These decreases were partially offset by a $27,800 increase due to increases in regulated service rates that we implemented in 1999. As of March 31, 2000, we had approximately 8,600 basic subscribers and 1,700 premium service units.

          Our service costs decreased from $309,200 to $262,900, or by 15.0%, for the three months ended March 31, 2000 as compared to the equivalent period in 1999. Service costs represent costs directly attributable to providing cable services to customers. The decrease was primarily due to lower programming fees and franchise costs. The decrease in programming fees resulted from lower rates that Charter has extended to the partnership.

          Our general and administrative expenses increased from $124,300 to $140,500, or by 13.0%, for the three months ended March 31, 2000 as compared to the first quarter of 1999, primarily due to increases in customer billing costs and personnel expenses.

          Management fees and reimbursed expenses decreased from $130,000 to $115,800, or by 10.9%, for the three months ended March 31, 2000 as compared to the first quarter of 1999. Management fees decreased in direct relation to decreased revenues as described above. Reimbursed

                    ENSTAR INCOME/GROWTH PROGRAM SIX-A,L.P.

expenses decreased principally due to lower allocated personnel costs, telephone expense and corporate office expenses.

          Our depreciation and amortization expense increased from $257,200 to $260,700, or by 1.4%, for the three months ended March 31, 2000 as compared to the corresponding period in 1999, due to the depreciation of plant asset additions.

          Our operating income increased from $46,900 to $57,300, or 22.2%, for the three months ended March 31, 2000 as compared to the first three months of 1999, primarily due to decreases in programming fees and reimbursed expenses as described above.

          Our interest income increased from $6,000 to $7,600, or by 26.7%, for the three months ended March 31, 2000 as compared to the first three months of 1999, primarily due to higher average cash balances available for investment and due to higher average interest rates earned during 2000.

          Our interest expense decreased from $37,200 to $34,700, or by 6.7%, for the three months ended March 31, 2000 as compared to the first three months of 1999, primarily due to lower average outstanding borrowings in the first quarter of 2000.

          Due to the factors described above, our net income increased from $15,700 to $30,200, or by 92.4%, for the three months ended March 31, 2000 as compared to the prior year period.

          Based on our experience in the cable television industry, we believe that operating income before depreciation and amortization, or EBITDA, and related measures of cash flow serve as important financial analysis tools for measuring and comparing cable television companies in several areas, such as liquidity, operating performance and leverage. EBITDA is not a measurement determined under generally accepted accounting principles, or GAAP, and does not represent cash generated from operating activities in accordance with GAAP. EBITDA should not be considered by the reader as an alternative to net income as an indicator of financial performance or as an alternative to cash flows as a measure of liquidity. In addition, the definition of EBITDA may not be identical to similarly titled measures used by other companies. EBITDA as a percentage of revenues increased from 35.1% to 38.0% during the three months ended March 31, 2000 as compared to the corresponding period in 1999. The increase was primarily caused by lower programming fees and reimbursed expenses as described above. EBITDA increased from $304,100 to $318,000, or by 4.6%, for the three months ended March 31, 2000 as compared to the first three months of 1999.

LIQUIDITY AND CAPITAL RESOURCES

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

          In accordance with the partnership agreement, the corporate general partner has implemented a plan for liquidating the partnership. In connection with that strategy, the corporate

                    ENSTAR INCOME/GROWTH PROGRAM SIX-A, L.P.

general partner has entered into an agreement with a cable broker to market the partnership's cable systems to third parties. Should the partnership receive offers from third parties for such assets and should the corporate general partner enter into one or more agreements to sell such assets, the corporate general partner will prepare a proxy or written consent solicitation for submission to the limited partners for the purpose of approving or disapproving such sale. If all of the partnership's assets are sold, the corporate general partner will proceed to liquidate the partnership following the settlement of all final liabilities of the partnership. We can give no assurance, however, that we will be able to generate a sale of the partnership's cable assets.

          In April 2000, the corporate general partner signed two non-binding letters of intent, which, together, cover the sale of all of the partnership's cable television systems. The sale of all or substantially all of the partnership's assets is subject to approval by a majority of the limited partners, and any sale agreement will provide for standard closing conditions, such as obtaining regulatory approvals. Each of the prospective buyers seeks to purchase a large group of cable television systems, which includes certain of the partnership's systems as well as certain systems owned by other partnerships under the common control of the partnership's corporate general partner. There is no assurance that both definitive sale agreements will be executed, and if so, whether the proposed sales will be consummated. Even if the limited partners do approve the sales, consummation of the sales is subject to certain factors beyond the partnership's control, including receipt of regulatory approvals and approval of the sales by other selling partnerships.

          Two of the partnership's franchise areas, which together serve 63% of the partnership's total customer base, require upgrades to increase channel capacity. One of the upgrades is required in an existing franchise agreement. The estimated cost to upgrade the cable system in this franchise area is approximately $2.5 million and must be completed by June 2000. The partnership has petitioned for a six-month extension of the completion date and expects approval of the extension. Another of the partnership's franchise agreements is under negotiation for renewal and the partnership believes that the renewed franchise agreement may require the partnership to upgrade its cable plant at an estimated cost of $1.5 million within 24 months. The full upgrade program is estimated to require aggregate capital expenditures of approximately $4.0 million. In addition to the required upgrade described above, capital expenditures budgeted for 2000 are $802,700 for the replacement of other assets and to extend the partnership's cable plant into new service areas. As of March 31, 2000 capital spending approximated $110,900, which included expenditures related to the upgrade.

          We are party to a loan agreement with Enstar Finance Company, a subsidiary of the corporate general partner. The loan agreement provides for a revolving loan facility of $3.6 million. Total outstanding borrowings were $1,050,000 at March 31, 2000. We expect to increase borrowings under the facility in the future to fund the upgrade of our systems. However, borrowing capacity and our present cash reserves will be insufficient to fund our entire upgrade program. Consequently, if our systems are not sold, we will need to rely on increased cash flow from operations or new sources of financing in order to meet our future liquidity requirements. There can be no assurance that such cash flow increases can be attained, or that additional future financing will be available to us on acceptable terms. If we are not able to attain such cash flow increases, or obtain new sources of borrowings, we will not be able to complete our full upgrade program. As a result, the value of our systems will be lower than that of systems rebuilt to a higher technical standard.

                    ENSTAR INCOME/GROWTH PROGRAM SIX-A, L.P.

          Our loan facility matures on August 31, 2001, at which time all amounts then outstanding are due in full. Borrowings bear interest at the lender's base rate (9.0% at March 31, 2000) plus 0.625%, or at an offshore rate plus 1.875%. Under certain circumstances, we are required to make mandatory prepayments, which permanently reduce the maximum commitment under the loan facility. The loan facility contains certain financial tests and other covenants including, among others, restrictions on incurrence of indebtedness, investments, sales of assets, acquisitions and other covenants, defaults and conditions. We believe that we are in compliance with the covenants at March 31, 2000. The loan facility does not restrict the payment of distributions to partners unless an event of default exists thereunder or our ratio of debt to cash flow is greater than 4 to 1. However, due to the upgrade program discussed above, the corporate general partner believes it is critical to conserve cash and borrowing capacity and, consequently, has concluded that it would not be prudent for the partnership to resume paying distributions at this time.

          The corporate general partner contributed its $269,300 receivable balance from us for past due management fees and reimbursed expenses as an equity contribution to Enstar Finance Company. This balance remains an outstanding obligation of ours.

          Falcon Communications purchased insurance coverage for all of the cable television properties owned or managed by it to cover damage to cable distribution plant and subscriber connections and against business interruptions resulting from such damage. This coverage is subject to a significant annual deductible which applies to all of the cable television properties formerly owned or managed by Falcon Communications through November 12, 1999, and currently managed by Charter, including those of the partnership.

          Approximately 73% of our subscribers are served by our system in Flora, Illinois and neighboring communities. Significant damage to the system due to seasonal weather conditions or other events could have a material adverse effect on our liquidity and cash flows. We continue to purchase insurance coverage in amounts our management views as appropriate for all other property, liability, automobile, workers' compensation and other types of insurable risks.

          We have not experienced any system failures or other disruptions caused by Year 2000 problems since January 1, 2000 through the date of this report, and do not anticipate that we will encounter any Year 2000 problems going forward. We did not incur expense in the first three months of 2000 related to the Year 2000 date change.

          Three Months Ended March 31, 2000 and 1999
          ------------------------------------------

          Our operating activities provided $144,100 more cash in the three months ended March 31, 2000 than in the corresponding period in 1999. Changes in receivables and prepaid expenses provided $180,900 more cash in the first quarter of 2000 than in the comparable 1999 period due to differences in the timing of receivable collections and the payment of prepaid expenses. We used $54,900 more cash to pay amounts owed to third party creditors due to differences in the timing of payments.

          We used $116,900 more cash in investing activities during the three months ended March 31, 2000 than in the comparable three months of 1999 due to an increase of $91,900 in expenditures for tangible assets and $25,000 for intangible assets. Financing activities provided

                    ENSTAR INCOME/GROWTH PROGRAM SIX-A, L.P.

$28,300 less cash during the three months ended March 31, 2000 than in the corresponding period of 1999. We used $21,800 less cash to pay amounts owed to the corporate general partner and other affiliates due to differences in the timing of payments. We used $6,500 more cash in the first quarter of 2000 than in the first three months of 1999 for the payment of deferred loan costs related to our loan facility.


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

                    ENSTAR INCOME/GROWTH PROGRAM SIX-A, L.P.



PART II.          OTHER INFORMATION


ITEMS 1-4.        Not applicable.

ITEM 5.           Other Information.

                  In April 2000, the corporate general partner signed two non-binding letters of intent, which, together, cover the sale of all of the partnership's cable television systems. The sale of all or substantially all of the partnership's assets is subject to approval by a majority of the limited partners, and any sale agreement will provide for standard closing conditions, such as obtaining regulatory approvals. Each of the prospective buyers seeks to purchase a large group of cable television systems, which includes certain of the partnership's systems as well as certain systems owned by other partnerships under the common control of the partnership's corporate general partner. There is no assurance that both definitive sale agreements will be executed, and if so, whether the proposed sales will be consummated. Even if the limited partners do approve the sales, consummation of the sales is subject to certain factors beyond the partnership's control, including receipt of regulatory approvals and approval of the sales by other selling partnerships.

ITEM 6.           Exhibits and Reports on Form 8-K

                  (a)   Exhibit 10.23 - Amendment  No. 2 to Loan
                        Agreement  between  Enstar Income/Growth
                        Program Six-A, L.P. and Enstar Finance
                        Company, LLC.

                        Exhibit 27.1 - Financial Data Schedule.

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






                                       By:    ENSTAR COMMUNICATIONS CORPORATION
                                              General Partner





Date:  May 12, 2000                    By:   /s/  Kent D. Kalkwarf
                                             ---------------------
                                             Kent D. Kalkwarf
                                             Senior Vice President and
                                             Chief Financial Officer
                                             (Principal Financial Officer
                                              and Principal Accounting Officer)

                                  EXHIBIT INDEX


Exhibit
Number                            Description

10.23 Amendment No. 2 to Loan Agreement between Enstar Income/Growth Program Six-A, L.P. and Enstar Finance Company, LLC.

27.1      Financial Data Schedule.