Form 10-Q
period 2000-06-30
ENSTAR INCOME GROWTH PROGRAM SIX A L P
filed 2000-08-14
CIK 824778

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                      ------------------------------------

                                    FORM 10-Q

(MARK ONE)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended    June 30, 2000
                              -------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to
                              --------------  ---------------

                         Commission File Number 0-17687
                                                --------

                       Enstar Income/Growth Program Six-A, L.P.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

          Georgia                                       58-1755230
---------------------------------------  ---------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
incorporation or organization)

   12444 Powerscourt Dr., Suite 100
          St. Louis, Missouri                              63131
---------------------------------------- ---------------------------------------
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code:       (314) 965-0555
                                                     ---------------------------


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


                         Exhibit Index located Page E-1

                         PART I - FINANCIAL INFORMATION

                    ENSTAR INCOME/GROWTH PROGRAM SIX-A, L.P.

                            CONDENSED BALANCE SHEETS

                  ==============================================

                                                                                   December 31,    June 30,
                                                                                      1999*          2000
                                                                                   -----------    -----------
                                                                                                  (Unaudited)
ASSETS:
   Cash and cash equivalents                                                       $   675,900    $   749,800

   Accounts receivable, net of allowance of doubtful accounts of $2,300
     and $10,800, respectively                                                          46,500         89,600

   Prepaid expenses and other assets                                                   119,900         76,000

   Property, plant and equipment, net of accumulated
     depreciation of $6,121,000 and $6,516,000, respectively                         2,767,600      3,515,200

   Franchise cost, net of accumulated amortization
     of $2,871,500 and $2,996,100, respectively                                        722,900        623,300

   Deferred loan costs and other deferred charges, net                                  32,600         30,100
                                                                                   -----------    -----------

                                                                                   $ 4,365,400    $ 5,084,000
                                                                                   ===========    ===========
                                     LIABILITIES AND PARTNERSHIP CAPITAL

LIABILITIES:
   Accounts payable                                                                $   260,800    $   337,200
   Due to affiliates                                                                   380,900        919,200
   Note payable - affiliate                                                          1,050,000      1,050,000
                                                                                   -----------    -----------

                                                                                     1,691,700      2,306,400
                                                                                   -----------    -----------
PARTNERSHIP CAPITAL (DEFICIT):
   General Partner                                                                    (135,900)      (134,900)
   Limited Partners                                                                  2,809,600      2,912,500
                                                                                   -----------    -----------
          TOTAL PARTNERSHIP CAPITAL                                                  2,673,700      2,777,600
                                                                                   -----------    -----------
                                                                                   $ 4,365,400    $ 5,084,000
                                                                                   ===========    ===========


        The accompanying notes are an integral part of these condensed financial statements.


--------
*Agrees with audited balance sheet included in the Partnership's Annual Report on Form 10-K

                    ENSTAR INCOME/GROWTH PROGRAM SIX-A, L.P.

                       CONDENSED STATEMENTS OF OPERATIONS

                   =========================================


                                                                    Unaudited
                                                           ---------------------------
                                                                Three months ended
                                                                     June 30,
                                                           ---------------------------
                                                              1999             2000
                                                           ---------         ---------
REVENUES                                                   $ 869,000         $ 837,100
                                                           ---------         ---------

OPERATING EXPENSES:
   Service costs                                             283,300           217,600
   General and administrative expenses                       153,200           105,300
   General partner management fees
     and reimbursed expenses                                 132,000           125,800
   Depreciation and amortization                             258,600           289,000
                                                           ---------         ---------
                                                             827,100           737,700
                                                           ---------         ---------
OPERATING INCOME                                              41,900            99,400
                                                           ---------         ---------
OTHER INCOME (EXPENSE):
   Interest income                                             5,300             9,000
   Interest expense                                          (38,100)          (33,600)
                                                           ---------         ---------
                                                             (32,800)          (24,600)
                                                           ---------         ---------
NET INCOME                                                 $   9,100         $  74,800
                                                           =========         =========
Net income allocated to General Partner                    $     100         $     700
                                                           =========         =========
Net income allocated to Limited Partners                   $   9,000         $  74,100
                                                           =========         =========
NET INCOME PER UNIT OF LIMITED
     PARTNERSHIP INTEREST                                  $    0.11         $     .93
                                                           =========         =========
AVERAGE LIMITED PARTNERSHIP
     UNITS OUTSTANDING DURING PERIOD                          79,818            79,818
                                                           =========         =========


        The accompanying notes are an integral part of these condensed financial statements.

                    ENSTAR INCOME/GROWTH PROGRAM SIX-A, L.P.

                       CONDENSED STATEMENTS OF OPERATIONS

                   ===========================================


                                                                     Unaudited
                                                           -----------------------------
                                                                  Six months ended
                                                                      June 30,
                                                           -----------------------------
                                                              1999              2000
                                                           -----------      ------------

REVENUES                                                   $ 1,736,600     $  1,674,300
                                                           -----------     ------------

OPERATING EXPENSES:
  Service costs                                                592,500          480,200
  General and administrative expenses                          277,500          234,000
  General partner management fees
    and reimbursed expenses                                    262,000          254,800
  Depreciation and amortization                                515,800          549,700
                                                           -----------      -----------
                                                             1,647,800        1,518,700
                                                           -----------      -----------
OPERATING INCOME                                                88,800          155,600
                                                           -----------      -----------
OTHER INCOME (EXPENSE):
   Interest income                                              11,300           16,600
   Interest expense                                            (75,300)         (68,300)
                                                           -----------      -----------
                                                               (64,000)         (51,700)
                                                           -----------      -----------
NET INCOME                                                 $    24,800      $   103,900
                                                           ===========      ===========
Net income allocated to General Partner                    $       200      $     1,000
                                                           ===========      ===========

Net income allocated to Limited Partners                   $    24,600      $   102,900
                                                           ===========      ===========
NET INCOME PER UNIT OF LIMITED
     PARTNERSHIP INTEREST                                  $      0.31      $      1.29
                                                           ===========      ===========
AVERAGE LIMITED PARTNERSHIP
     UNITS OUTSTANDING DURING PERIOD                            79,818           79,818
                                                           ===========      ===========

        The accompanying notes are an integral part of these condensed financial statements.

                    ENSTAR INCOME/GROWTH PROGRAM SIX-A, L.P.

                       CONDENSED STATEMENTS OF CASH FLOWS

                   ==========================================

                                                                                        Unaudited
                                                                             ------------------------------
                                                                                     Six months ended
                                                                                         June 30,
                                                                             ------------------------------
                                                                                 1999               2000
                                                                             -----------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                $    24,800        $   103,900
   Adjustments to reconcile net income to net cash
     from operating activities:
       Depreciation and amortization                                             515,800            549,700
       Amortization of deferred loan costs                                         8,400              8,600
       Changes in:
         Accounts receivable, prepaid expenses and other assets                 (144,000)               800
         Accounts payable and due to affiliates                                   28,500            614,700
                                                                             -----------        -----------

             Net cash from operating activities                                  433,500          1,277,700
                                                                             -----------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                         (120,600)        (1,172,000)
   Increase in intangible assets                                                 (27,800)           (25,000)
                                                                             -----------        -----------

             Net cash from investing activities                                 (148,400)        (1,197,000)
                                                                             -----------        -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Deferred loan costs                                                                --             (6,800)
                                                                             -----------        -----------
             Net cash from financing activities                                       --             (6,800)
                                                                             -----------        -----------

INCREASE IN CASH                                                                 285,100             73,900

CASH AND CASH EQUIVALENTS
     AT BEGINNING OF PERIOD                                                      542,000            675,900
                                                                             -----------        -----------

CASH AND CASH EQUIVALENTS
     AT END OF PERIOD                                                        $   827,100        $   749,800
                                                                             ===========        ===========


        The accompanying notes are an integral part of these condensed financial statements.

                    ENSTAR INCOME/GROWTH PROGRAM SIX-A, L.P.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                   ==========================================



1.     INTERIM FINANCIAL STATEMENTS

                  The accompanying condensed interim financial statements for the Enstar Income/Growth Program Six-A, L.P. (the "Partnership"), as of June 30, 2000 and for the three and six months ended June 30, 2000 and 1999 are unaudited. These condensed interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in our latest Annual Report on Form 10-K. In the opinion of management, the condensed interim financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of such periods. The results of operations for the three and six months ended June 30, 2000 are not necessarily indicative of results for the entire year.

2.     TRANSACTIONS WITH THE GENERAL PARTNER AND AFFILIATES

                  The Partnership has a management and service agreement (the "Management Agreement") with Enstar Cable Corporation (the "Manager"), a wholly owned subsidiary of Enstar Communications Corporation (ECC), the corporate general partner, for a monthly management fee of 5% of gross revenues to the Manager, excluding revenues from the sale of cable television systems or franchises. The Partnership's management fee expense approximated $41,900 and $83,700 for the three and six months ended June 30, 2000, respectively. For the three and six months ended June 30, 1999, the Partnership's management fee expense approximated $43,400 and $86,800, respectively. Management fees are non-interest bearing.

                  In addition to the monthly management fee, the Partnership reimburses the manager for direct expenses incurred on behalf of the Partnership, and for the Partnership's allocable share of operational costs associated with services provided by the Manager. Additionally, Charter Communications Holding Company, LLC and its affiliates (collectively, "Charter") provide other management and operational services for the Partnership. Such services were provided by Falcon Communications, L.P. and its affiliates (collectively, "Falcon") prior to November 12, 1999. These expenses are charged to the properties served based primarily on the Partnership's allocable share of operational costs associated with services provided. The total amount charged to the Partnership for these services approximated $83,900 and $171,100 for the three and six months ended June 30, 2000, respectively. For the three and six months ended June 30, 1999, the total amount charged to the Partnership for these services approximated $88,600 and $175,200, respectively.

                  Substantially all programming services have been purchased through Charter since November 12, 1999. Before that time, substantially all programming services were purchased through Falcon. Falcon charged the Partnership for these costs based on an estimate of what ECC could negotiate for such programming services for the 15 partnerships managed as a group. Charter charges the Partnership for these costs based on its costs. The Partnership recorded programming fee expense of $147,600 and $311,500 for the three and six months ended June 30, 2000, respectively.

                    ENSTAR INCOME/GROWTH PROGRAM SIX-A, L.P.

                   ==========================================



                  For the three and six months ended June 30, 1999, the Partnership recorded programming fee expense of $205,400 and $407,800, respectively. Programming fees are included in service costs in the statements of operations.
                  On September 30, 1997, ECC contributed a $269,300 receivable balance from the Partnership for past due management fees and reimbursed expenses as an equity contribution to its subsidiary, Enstar Finance Company, LLC. This balance remains an outstanding obligation of the Partnership. In the normal course of business, the Partnership pays interest and principal to Enstar Finance Company, LLC, the Partnership's primary lender, as well as a commitment fee on the unborrowed portion of the facility.

3.      NET INCOME PER UNIT OF LIMITED PARTNERSHIP INTEREST

                  Net income per unit of limited partnership interest is based on the average number of units outstanding during the periods presented. For this purpose, net income has been allocated 99% to the Limited Partner and 1% to the General Partner. The General Partner does not own units of partnership interest in the Partnership, but rather holds a participation interest in the income, losses and distributions of the Partnership.


4.       SALE OF CABLE SYSTEM

                  On June 21, 2000, the Partnership, together with certain affiliates, (collectively, the "Sellers") entered into a purchase and sale agreement (the "Gans I Agreement") with Multimedia Acquisition Corp., an affiliate of Gans Multimedia Partnership, (the "Purchaser"). The Gans I Agreement provides for the Purchaser to acquire the assets comprising the Partnership's cable system serving Dyer, Tennessee, as well as certain assets of other affiliates.

                  The aggregate purchase price payable to the Sellers pursuant to the Gans I Agreement is $27,621,500 in cash (subject to normal closing adjustments). Of that amount, $3,972,157 (subject to closing adjustments) is payable to the Partnership. The allocation of the purchase price among each of the Sellers was assigned by the Purchaser for each of the systems.

                  The Purchaser's obligation to acquire the cable systems is subject to numerous closing conditions, including without limitation: (a) receipt of the necessary governmental consents to transfer franchises covering an aggregate of 90% of the subscribers of all of the Sellers; (b) receipt of certain other material consents and approvals required for the consummation of the sale; (c) receipt of the necessary approvals of the Limited Partners of each Seller; and (d) other standard closing conditions. With respect to clause (c) above, completion of the transaction is contingent on the Limited Partners of the Partnership and the other selling affiliates voting to approve the sale.

                    ENSTAR INCOME/GROWTH PROGRAM SIX-A, L.P.

                   ==========================================



5.        SUBSEQUENT EVENT

                  On August 8, 2000, the Partnership, together with certain affiliates, (collectively, the "Selling Affiliates") entered into a purchase and sale agreement (the "Gans II Agreement") with Multimedia Acquisition Corp., an affiliate of Gans Multimedia Partnership, (the "Buyer"). The Gans II Agreement provides for the Buyer to acquire the assets comprising the Partnership's cable system serving Flora, Illinois, as well as certain assets of other affiliates.

                  The aggregate purchase price payable to the Selling Affiliates pursuant to the Gans II Agreement is $94,929,400 in cash (subject to normal closing adjustments). Of that amount, $12,444,000 (subject to closing adjustments) is payable to the Partnership. The allocation of the purchase price among each of the Selling Affiliates was assigned by the Buyer for each of the systems.

                  The Buyer's obligation to acquire the cable systems is subject to numerous closing conditions, including without limitation: (a) receipt of the necessary governmental consents to transfer franchises covering an aggregate of 90% of the subscribers of all of the Selling Affiliates; (b) receipt of certain other material consents and approvals required for the consummation of the sale;
(c) receipt of the necessary approvals of the Limited Partners of each Selling Affiliate; and (d) other standard closing conditions. With respect to clause (c) above, completion of the transaction is contingent on the Limited Partners of the Partnership and the other selling affiliates voting to approve the sale.

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

RESULTS OF OPERATIONS

                  Revenues decreased from $869,000 to $837,100, or by 3.7%, and from $1,736,600 to $1,674,300, or by 3.6%, for the three and six months ended June 30, 2000, as compared to the corresponding periods in 1999. Of the $31,900 decrease for the three months ended June 30, 2000, approximately $64,400 was due to decreases in the number of subscribers for basic, premium, tier and equipment rental services and $6,600 was due to decreases in other revenue producing items. These decreases were partially offset by a $39,100 increase due to increases in regulated service rates that we implemented in 2000. Of the $62,300 decrease in revenues for the six months ended June 30 2000, $123,600 was due to decreases in the number of subscribers for basic, premium, tier and equipment rental services, and $5,600 was due to decreases in other revenue producing items. These decreases were partially offset by a $66,900 increase due to increases in regulated service rates that we implemented in 2000. As of June 30, 2000, we had approximately 8,300 basic subscribers and 1,500 premium service units.

                  Service costs decreased from $283,300 to $217,600, or by 23.2%, and from $592,500 to $480,200, or by 19.0%, for the three and six months ended June 30, 2000, as compared to the corresponding periods in 1999. Service costs represent costs directly attributable to providing cable services to customers. The decrease was primarily due to lower programming fees resulting from lower rates that Charter has extended to us and a decrease in subscribers.

                  General and administrative expenses decreased from $153,200 to $105,300, or by 31.3%, and from $277,500 to $234,000, or by 15.7%, for the three and six months ended June 30, 2000, as compared to the corresponding periods in 1999. The decrease was primarily due to decreases in marketing and communication expenses.

                  General partner management fees and reimbursed expenses decreased from $132,000 to $125,800, or by 4.7%, and from $262,000 to $254,800, or by 2.7%, for the three and six months ended June 30, 2000, as compared to the corresponding periods in 1999, due to a decrease in management fees from the decrease in revenue, as discussed above. In addition, the decrease was due to lower accounting reimbursed expenses as a result of lower rates allocated by Charter.

                    ENSTAR INCOME/GROWTH PROGRAM SIX-A, L.P.

                  Depreciation and amortization expense increased from $258,600 to $289,000, or by 11.8%, and from $515,800 to $549,700, or by 6.6%, for the three and six months ended June 30, 2000, as compared to the corresponding periods in 1999, due to the additional depreciation related to plant asset additions.

                  Operating income increased from $41,900 to $99,400, or 137.2%, and from $88,800 to $155,600, or by 75.2%, for the three and six months ended June 30, 2000, as compared to the corresponding periods in 1999, primarily due to factors described above.

                  Interest income increased from $5,300 to $9,000, or by 69.8%, and from $11,300 to $16,600, or by 46.9%, for the three and six months ended June 30, 2000, as compared to the corresponding periods in 1999, primarily due to higher average cash balances available for investment and due to higher average interest rates earned during 2000.

                  Interest expense decreased from $38,100 to $33,600, or by 11.8%, and from $75,300 to $68,300, or by 9.3%, for the three and six months ended June 30, 2000, as compared to the corresponding periods in 1999, primarily due to lower average outstanding borrowings in the first quarter of 2000.

                  Due to the factors described above, our net income increased from $9,100 to $74,800, or by 722.0%, and from $24,800 to $103,900, or by
319.0%, for the three and six months ended June 30, 2000, as compared to the corresponding periods in 1999.

                  Based on our experience in the cable television industry, we believe that operating income before depreciation and amortization, or EBITDA, and related measures of cash flow serve as important financial analysis tools for measuring and comparing cable television companies in several areas, such as liquidity, operating performance and leverage. EBITDA is not a measurement determined under generally accepted accounting principles (GAAP) and does not represent cash generated from operating activities in accordance with GAAP. EBITDA should not be considered by the reader as an alternative to net income, as an indicator of financial performance or as an alternative to cash flows as a measure of liquidity. In addition, the definition of EBITDA may not be identical to similarly titled measures used by other companies. EBITDA as a percentage of revenues increased from 34.6% to 46.4% and 34.8% to 42.1% during the three and six months ended June 30, 2000, as compared to the corresponding period in 1999. The increase was primarily caused by lower programming fees and other factors as described above. EBITDA increased from $300,500 to $388,400, or by 29.3%, and from $604,600 to $705,300, or by 16.7%, for the three and six months ended June 30, 2000, as compared to the corresponding periods in 1999.

LIQUIDITY AND CAPITAL RESOURCES

                  Our primary objective is to distribute to our partners all available cash flow from operations and proceeds from the sale of cable systems, if any, after providing for expenses, debt service and capital requirements relating to the expansion, improvement and upgrade of our existing cable systems.

                  In accordance with the Agreement, Enstar Communications Corporation (ECC) has implemented a plan for liquidating the Partnership. On June 21, 2000, the Partnership, together with

                    ENSTAR INCOME/GROWTH PROGRAM SIX-A, L.P.

certain affiliates, (collectively, the "Sellers") entered into a purchase and sale agreement (the "Gans I Agreement") with Multimedia Acquisition Corp., an affiliate of Gans Multimedia Partnership, (the "Purchaser"). The Gans I Agreement provides for the Purchaser to acquire the assets comprising the Partnership's cable system serving Dyer, Tennessee, as well as certain assets of other affiliates. The aggregate purchase price payable to the Sellers pursuant to the Gans I Agreement is $27,621,500 in cash (subject to normal closing adjustments). Of that amount, $3,972,157 (subject to closing adjustments) is payable to the Partnership. The allocation of the purchase price among each of the Sellers was assigned by the Purchaser for each of the systems.

                  On August 8, 2000, the Partnership, together with certain affiliates, (collectively, the "Selling Affiliates") entered into a purchase and sale agreement (the "Gans II Agreement") with Multimedia Acquisition Corp., an affiliate of Gans Multimedia Partnership, (the "Buyer"). The Gans II Agreement provides for the Buyer to acquire the assets comprising the Partnership's cable system serving Flora, Illinois, as well as certain assets of other affiliates. The aggregate purchase price payable to the Selling Affiliates pursuant to the Gans II Agreement is $94,929,400 in cash (subject to normal closing adjustments). Of that amount, $12,444,000 (subject to closing adjustments) is payable to the Partnership. The allocation of the purchase price among each of the Selling Affiliates was assigned by the Buyer for each of the systems.

                  Both of these purchase and sale agreements are subject to numerous closing conditions, including without limitation: (a) receipt of the necessary governmental consents to transfer franchises covering an aggregate of 90% of the subscribers to be sold; (b) receipt of certain other material consents and approvals required for the consummation of the sale; (c) receipt of the necessary approvals of the Limited Partners; and (d) other standard closing conditions. With respect to clause (c) above, completion of the transaction is contingent on the Limited Partners of the Partnership and the other selling affiliates voting to approve the sale.

                  Two of the Partnership's franchise areas, which together serve 63% of the Partnership's total customer base, require upgrades to increase channel capacity. One of the upgrades is required in an existing franchise agreement. The estimated cost to upgrade the cable system in this franchise area is approximately $2.5 million and must be completed by October 15, 2000. The Partnership has petitioned for a six-month extension of the completion date and expects approval of the extension. Another of the Partnership's franchise agreements is under negotiation for renewal and the Partnership believes that the renewed franchise agreement may require the Partnership to upgrade its cable plant at an estimated cost of $1.5 million within 24 months. The full upgrade program is estimated to require aggregate capital expenditures of approximately $4.0 million. In addition to the required upgrade described above, capital expenditures budgeted for 2000 are $802,700 for the replacement of other assets and to extend the Partnership's cable plant into new service areas. As of June 30, 2000 capital spending approximated $1,172,000, which included expenditures related to the upgrade.

                  We are party to a loan agreement with Enstar Finance Company, LLC, a subsidiary of ECC. The loan agreement provides for a revolving loan facility of $3.6 million. Total outstanding borrowings were $1,050,000 at June 30, 2000 and 1999. We pay a commitment fee of 0.5% to Enstar Finance Company, LLC, on the unborrowed portion of the facility. We expect to increase borrowings under the facility in the future to fund the upgrade of our systems. However, borrowing

                    ENSTAR INCOME/GROWTH PROGRAM SIX-A, L.P.

capacity and our present cash reserves will be insufficient to fund our entire upgrade program. Consequently, if our systems are not sold, we will need to rely on increased cash flow from operations or new sources of financing in order to meet our future liquidity requirements. There can be no assurance that such cash flow increases can be attained, or that additional future financing will be available to us on acceptable terms. If we are not able to attain such cash flow increases, or obtain new sources of borrowings, we will not be able to complete our full upgrade program. As a result, the value of our systems will be lower than that of systems rebuilt to a higher technical standard.

                  Our loan facility matures on August 31, 2001, at which time all amounts then outstanding are due in full. Borrowings bear interest at the lender's base rate (9.135% at June 30, 2000) plus 0.625%, or at an offshore rate (6.27% at June 30, 2000) plus 1.875%. Under certain circumstances, we are required to make mandatory prepayments, which permanently reduce the maximum commitment under the loan facility. The loan facility contains certain financial tests and other covenants including, among others, restrictions on incurrence of indebtedness, investments, sales of assets, acquisitions and other covenants, defaults and conditions. We believe that we are in compliance with the covenants at June 30, 2000. The loan facility does not restrict the payment of distributions to partners unless an event of default exists thereunder or our ratio of debt to cash flow is greater than 4 to 1. However, due to the upgrade program discussed above, the corporate general partner believes it is critical to conserve cash and borrowing capacity and, consequently, has concluded that it would not be prudent for the partnership to resume paying distributions at this time.

                  ECC contributed its $269,300 receivable balance from us for past due general partner management fees and reimbursed expenses as an equity contribution to Enstar Finance Company, LLC. This balance remains an outstanding obligation of ours.

                  Falcon purchased insurance coverage for all of the cable television properties owned or managed by it to cover damage to cable distribution plant and subscriber connections and against business interruptions resulting from such damage. This coverage is subject to a significant annual deductible which applies to all of the cable television properties formerly owned or managed by Falcon Communications through November 12, 1999, and currently managed by Charter, including those of the Partnership.

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

                  Operating activities provided $844,200 more cash in the six months ended June 30, 2000 than in the corresponding period in 1999. Changes in receivables and prepaid expenses provided $144,800 more cash in the first six months of 2000 than in the comparable 1999 period due to differences in the timing of receivable collections and the payment of prepaid expenses. We used $586,200 more cash to pay liabilities owed to affiliates and third party creditors during the six months ended June 30, 2000 due to differences in the timing of payments.

                  We used $1,048,600 more cash in investing activities during the six months ended June 30, 2000 than in the comparable six months of 1999 due to an increase of $1,051,400 in

                    ENSTAR INCOME/GROWTH PROGRAM SIX-A, L.P.

expenditures for tangible assets and a decrease of $2,800 in expenditures for intangible assets. We used $6,800 more cash in financing activities during the six months ended June 30, 2000 than in the corresponding period of 1999 for the payment of deferred loan costs related to our loan facility.

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

                    ENSTAR INCOME/GROWTH PROGRAM SIX-A, L.P.


PART II.          OTHER INFORMATION


ITEMS 1-5.        Not applicable.

ITEM 6.           Exhibits and Reports on Form 8-K

                  (a)      Exhibits

                           10.1 Asset Purchase Agreement dated June 21, 2000, by
                                and among Multimedia Acquisition Corp., as Buyer, and Enstar Income Program 1984-1, L.P., Enstar Income Program IV-3, L.P., Enstar Income/Growth Program Six-A, L.P., Enstar VII, Enstar VIII and Enstar X, Ltd., as Sellers. (1)

                           10.2 Asset Purchase Agreement, dated August 8, 2000,
                                by and among Multimedia Acquisition Corp., as Buyer, and Enstar Income Program II-1, L.P., Enstar Income Program II-2, L.P., Enstar Income Program IV-1, L.P., Enstar Income Program IV-2, L.P., Enstar Income Program IV-3, L.P., Enstar Income/Growth Program Five-A, L.P., Enstar Income/Growth Program Five-B, L.P., Enstar Income/Growth Program Six-A, L.P., Enstar IX and Enstar XI, Ltd., as Sellers. (2)

                           27.1 Financial Data Schedule.*

                  (b)      Reports on Form 8-K

                           -    On June 30, 2000, an 8-K dated June 21, 2000,
                                was filed to announce an Asset Purchase
                                Agreement dated June 21, 2000, by and among Multimedia Acquisition Corp., as Buyer, and Enstar Income Program 1984-1, L.P., Enstar Income Program IV-3, L.P., Enstar Income/Growth Program Six-A, L.P., Enstar VII, Enstar VIII and Enstar X, Ltd., as Sellers (Item 5).

                           -    On July 18, 2000, an 8-K dated July 14, 2000,
                                was filed to announce a change in the
                                Partnership's principal independent accountants (Item 4).

--------
*   Filed herewith.

(1) Incorporated by reference to the Current Report on Form 8-K of Enstar Income 1984-1, L.P. filed on June 30, 2000 (File No. 000-13333).

(2) Incorporated by reference to the Current Report on Form 10-Q of Enstar Income Program II-1, L.P., filed with the Commission on or about August 14, 2000.

                                    SIGNATURE












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






                         By: ENSTAR COMMUNICATIONS CORPORATION
                             General Partner






Date:  August 14, 2000   By: /s/ Kent D. Kalkwarf
                            ---------------------
                            Kent D. Kalkwarf
                            Executive Vice President and Chief Financial Officer
                               (Principal Financial Officer and Principal
                                Accounting Officer)

                                  EXHIBIT INDEX




Exhibit
Number                            Description


10.1 Asset Purchase Agreement dated June 21, 2000, by and among Multimedia Acquisition Corp., as Buyer, and Enstar Income Program 1984-1, L.P., Enstar Income Program IV-3, L.P., Enstar Income/Growth Program Six-A, L.P., Enstar VII, Enstar VIII and Enstar X, Ltd., as Sellers (incorporated by reference to the Current Report on form 8-K of Enstar Income Program 1984-1, L.P. filed on June 30, 2000, File No. 000-13333).

10.2 Asset Purchase Agreement, dated August 8, 2000, by and among Multimedia Acquisition Corp., as Buyer, and Enstar Income Program II-1, L.P., Enstar Income Program II-2, L.P., Enstar Income Program IV-1, L.P., Enstar Income Program IV-2, L.P., Enstar Income Program IV-3, L.P., Enstar Income/Growth Program Five-A, L.P., Enstar Income/Growth Program Five-B, L.P., Enstar Income/Growth Program Six-A, L.P., Enstar IX and Enstar XI, Ltd., as Sellers (incorporated by reference to the Current Report on Form 10-Q of Enstar Income Program II-1, L.P., filed with the Commission on or about August 14, 2000).

27.1     Financial Data Schedule.