Form 10-Q
period 2000-09-30
ENSTAR INCOME GROWTH PROGRAM SIX A L P
filed 2000-11-13
CIK 824778

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   -------------------------------------------

                                    FORM 10-Q

(MARK ONE)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    September 30, 2000
                               --------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to
                               -------------------    -------------------

                         Commission File Number  0-17687
                                                -----------

                    Enstar Income/Growth Program Six-A, L.P.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

          Georgia                                           58-1755230
----------------------------------------            ----------------------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                        Identification Number)

   12444 Powerscourt Dr., Suite 100
         St. Louis, Missouri                                 63131
----------------------------------------            ----------------------------
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code: (314) 965-0555
                                                   ----------------


--------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.



         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X   No
                                             ----   ----


                         Exhibit Index located Page E-1

                         PART I - FINANCIAL INFORMATION

                    ENSTAR INCOME/GROWTH PROGRAM SIX-A, L.P.

                            CONDENSED BALANCE SHEETS

                   ===========================================


                                                                                December 31,        September 30,
                                                                                   1999*                2000
                                                                                -----------         -------------
                                                                                                     (Unaudited)
ASSETS:
   Cash and cash equivalents                                                    $   675,900          $   342,400

   Accounts receivable, net of allowance of doubtful accounts of $2,300
     and $25,200, respectively                                                       46,500               75,000

   Prepaid expenses and other assets                                                119,900               56,900

   Property, plant and equipment, net of accumulated
     depreciation of $6,121,000 and $6,740,200, respectively                      2,767,600            4,193,000

   Franchise cost, net of accumulated amortization
     of $2,871,500 and $3,058,400, respectively                                     722,900              561,000

   Deferred loan costs and other deferred charges, net                               32,600               25,400
                                                                                -----------          -----------

                                                                                $ 4,365,400          $ 5,253,700
                                                                                ===========          ===========
                       LIABILITIES AND PARTNERSHIP CAPITAL

LIABILITIES:
   Accounts payable                                                             $   260,800          $   284,900
   Due to affiliates                                                                380,900            1,512,300
   Note payable - affiliate                                                       1,050,000              700,000
                                                                                -----------          -----------

                                                                                  1,691,700            2,497,200
                                                                                -----------          -----------
PARTNERSHIP CAPITAL (DEFICIT):
   General Partner                                                                 (135,900)            (135,100)
   Limited Partners                                                               2,809,600            2,891,600
                                                                                -----------          -----------

          TOTAL PARTNERSHIP CAPITAL                                               2,673,700            2,756,500
                                                                                -----------          -----------

                                                                                $ 4,365,400          $ 5,253,700
                                                                                ===========          ===========


         The accompanying notes are an integral part of these condensed financial statements.

--------
* Agrees with audited balance sheet included in the Partnership's Annual Report on Form 10-K

                    ENSTAR INCOME/GROWTH PROGRAM SIX-A, L.P.

                       CONDENSED STATEMENTS OF OPERATIONS

                  ===========================================


                                                                     Unaudited
                                                           ------------------------------
                                                                 Three months ended
                                                                    September 30,
                                                           ------------------------------
                                                               1999                 2000
                                                           ---------            ---------
REVENUES                                                   $ 866,100            $ 843,900
                                                           ---------            ---------

OPERATING EXPENSES:
   Service costs                                             285,200              233,800
   General and administrative expenses                        92,600              160,200
   General partner management fees
     and reimbursed expenses                                 132,100              154,100
   Depreciation and amortization                             255,100              286,700
                                                           ---------            ---------

                                                             765,000              834,800
                                                           ---------            ---------

OPERATING INCOME                                             101,100                9,100
                                                           ---------            ---------

OTHER INCOME (EXPENSE):
   Interest income                                             7,700                1,200
   Interest expense                                          (37,300)             (31,300)
                                                           ---------            ---------

                                                             (29,600)             (30,100)
                                                           ---------            ---------

NET INCOME (LOSS)                                          $  71,500            $ (21,000)
                                                           =========            =========

Net income (loss) allocated to General Partner             $     700            $    (200)
                                                           =========            =========

Net income (loss)  allocated to Limited Partners           $  70,800            $ (20,800)
                                                           =========            =========

NET INCOME (LOSS)  PER UNIT OF LIMITED
     PARTNERSHIP INTEREST                                  $    0.88            $   (0.26)
                                                           =========            =========

AVERAGE LIMITED PARTNERSHIP
     UNITS OUTSTANDING DURING PERIOD                          79,818               79,818
                                                           =========            =========



         The accompanying notes are an integral part of these condensed financial statements.

                    ENSTAR INCOME/GROWTH PROGRAM SIX-A, L.P.

                       CONDENSED STATEMENTS OF OPERATIONS

                   ===========================================


                                                                   Unaudited
                                                        -----------------------------------
                                                               Nine months ended
                                                                 September 30,
                                                        -----------------------------------
                                                           1999                     2000
                                                        -----------             -----------
REVENUES                                                $ 2,602,700             $ 2,518,200
                                                        -----------             -----------

OPERATING EXPENSES:
   Service costs                                            877,700                 714,000
   General and administrative expenses                      370,100                 394,300
   General partner management fees
     and reimbursed expenses                                394,100                 408,900
   Depreciation and amortization                            770,900                 836,400
                                                        -----------             -----------

                                                          2,412,800               2,353,600
                                                        -----------             -----------

OPERATING INCOME                                            189,900                 164,600
                                                        -----------             -----------

OTHER INCOME (EXPENSE):
   Interest income                                           19,000                  17,800
   Interest expense                                        (112,600)                (99,600)
                                                        -----------             -----------

                                                            (93,600)                (81,800)
                                                        -----------             -----------

NET INCOME                                              $    96,300             $    82,800
                                                        ===========             ===========

Net income allocated to General Partner                 $     1,000             $       800
                                                        ===========             ===========

Net income allocated to Limited Partners                $    95,300             $    82,000
                                                        ===========             ===========

NET INCOME PER UNIT OF LIMITED
     PARTNERSHIP INTEREST                               $      1.19             $      1.03
                                                        ===========             ===========

AVERAGE LIMITED PARTNERSHIP
     UNITS OUTSTANDING DURING PERIOD                         79,818                  79,818
                                                        ===========             ===========

         The accompanying notes are an integral part of these condensed financial statements.

                    ENSTAR INCOME/GROWTH PROGRAM SIX-A, L.P.

                       CONDENSED STATEMENTS OF CASH FLOWS

                   ===========================================


                                                                                        Unaudited
                                                                           -------------------------------------
                                                                                    Nine months ended
                                                                                      September 30,
                                                                           -------------------------------------
                                                                                1999                 2000
                                                                           ----------------    -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                              $    96,300            $    82,800
   Adjustments to reconcile net income to net cash
     from operating activities:
       Depreciation and amortization                                           770,900                836,400
       Amortization of deferred loan costs                                      12,800                 13,000
       Changes in:
         Accounts receivable, prepaid expenses and other assets                (92,900)                34,500
         Accounts payable and due to affiliates                               (314,500)             1,155,500
                                                                           -----------            -----------

             Net cash from operating activities                                472,600              2,122,200
                                                                           -----------            -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                       (283,800)            (2,073,900)
   Increase in intangible assets                                               (39,000)               (25,000)
                                                                           -----------            -----------

             Net cash from investing activities                               (322,800)            (2,098,900)
                                                                           -----------            -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Deferred loan costs                                                              --                 (6,800)
   Repayment of debt                                                          (300,000)              (350,000)
                                                                           -----------            -----------

             Net cash from financing activities                               (300,000)              (356,800)
                                                                           -----------            -----------

DECREASE IN CASH AND CASH EQUIVALENTS                                         (150,200)              (333,500)

CASH AND CASH EQUIVALENTS
     AT BEGINNING OF PERIOD                                                    542,000                675,900
                                                                           -----------            -----------

CASH AND CASH EQUIVALENTS
     AT END OF PERIOD                                                      $   391,800            $   342,400
                                                                           ===========            ===========



         The accompanying notes are an integral part of these condensed financial statements.

                    ENSTAR INCOME/GROWTH PROGRAM SIX-A, L.P.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                   ===========================================


1.       INTERIM FINANCIAL STATEMENTS

                  The accompanying condensed interim financial statements for the Enstar Income/Growth Program Six-A, L.P. (the "Partnership"), as of September 30, 2000, and for the three and nine months ended September 30, 2000 and 1999, are unaudited. These condensed interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in our latest Annual Report on Form 10-K. In the opinion of management, the condensed interim financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of such periods. The results of operations for the three and nine months ended September 30, 2000, are not necessarily indicative of results for the entire year.

2.       TRANSACTIONS WITH THE GENERAL PARTNER AND AFFILIATES

                  The Partnership has a management and service agreement (the "Management Agreement") with Enstar Cable Corporation (the "Manager"), a wholly owned subsidiary of Enstar Communications Corporation (ECC), the corporate general partner, for a monthly management fee of 5% of gross revenues to the Manager, excluding revenues from the sale of cable television systems or franchises. The Partnership's management fee expense approximated $42,200 and $125,900 for the three and nine months ended September 30, 2000, respectively. For the three and nine months ended September 30, 1999, the Partnership's management fee expense approximated $43,300 and $130,100, respectively. Management fees are non-interest bearing.

                  In addition to the monthly management fee, the Partnership reimburses the manager for direct expenses incurred on behalf of the Partnership, and for the Partnership's allocable share of operational costs associated with services provided by the Manager. Additionally, Charter Communications Holding Company, LLC and its affiliates (collectively, "Charter") provide other management and operational services for the Partnership. Such services were provided by Falcon Communications, L.P. and its affiliates (collectively, "Falcon") prior to November 12, 1999. These expenses are charged to the properties served based primarily on the Partnership's allocable share of operational costs associated with services provided. The total amount charged to the Partnership for these services approximated $111,900 and $283,000 for the three and nine months ended September 30, 2000, respectively. For the three and nine months ended September 30, 1999, the total amount charged to the Partnership for these services approximated $88,800 and $264,000, respectively.

                  Substantially all programming services have been purchased through Charter since November 12, 1999. Before that time, substantially all programming services were purchased through Falcon. Falcon charged the Partnership for these costs based on an estimate of what ECC could negotiate for such programming services for the 14 partnerships managed as a group. Charter charges the Partnership for these costs based on its costs. The Partnership recorded programming fee expense of $156,300 and $467,800 for the three and nine months ended September 30, 2000,

                    ENSTAR INCOME/GROWTH PROGRAM SIX-A, L.P.

                   ===========================================



respectively. For the three and nine months ended September 30, 1999, the Partnership recorded programming fee expense of $208,000 and $615,800, respectively. Programming fees are included in service costs in the statements of operations.

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

3.       NET INCOME/(LOSS) PER UNIT OF LIMITED PARTNERSHIP INTEREST

                  Net income/(loss) per unit of limited partnership interest is based on the average number of units outstanding during the periods presented. For this purpose, net income/(loss) has been allocated 99% to the Limited Partner and 1% to the General Partner. The General Partner does not own units of partnership interest in the Partnership, but rather holds a participation interest in the income, losses and distributions of the Partnership.


4.       SALE OF CABLE SYSTEMS

                  On June 21, 2000, (as amended on September 29, 2000) the Partnership, together with certain affiliates, (collectively, the "Sellers") entered into a purchase and sale agreement (the "Gans I Agreement") with Multimedia Acquisition Corp., an affiliate of Gans Multimedia Partnership, (the "Purchaser"). The Gans I Agreement provides for the Purchaser to acquire the assets comprising the Partnership's cable system serving Dyer, Tennessee, as well as certain assets of other affiliates. The aggregate purchase price payable to the Sellers pursuant to the Gans I Agreement is $27,621,500 in cash (subject to normal closing adjustments). Of that amount, $3,972,157 (subject to closing adjustments) is payable to the Partnership. The allocation of the purchase price among each of the Sellers was assigned by the Purchaser for each of the systems.

                  On August 8, 2000, (as amended on September 29, 2000) the Partnership, together with certain affiliates, (collectively, the "Selling Affiliates") entered into a purchase and sale agreement (the "Gans II Agreement") with Multimedia Acquisition Corp., an affiliate of Gans Multimedia Partnership, (the "Buyer"). The Gans II Agreement provides for the Buyer to acquire the assets comprising the Partnership's cable system serving Flora, Illinois, as well as certain assets of other affiliates. The aggregate purchase price payable to the Selling Affiliates pursuant to the Gans II Agreement is $95,574,600 in cash (subject to normal closing adjustments). Of that amount, $12,444,000 (subject to normal closing adjustments) is payable to the Partnership. The allocation of

                    ENSTAR INCOME/GROWTH PROGRAM SIX-A, L.P.

                   ===========================================



the purchase price among each of the Selling Affiliates was assigned by the Buyer for each of the systems.

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

                    ENSTAR INCOME/GROWTH PROGRAM SIX-A, L.P.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

                  This report includes certain forward-looking statements regarding, among other things, our future results of operations, regulatory requirements, competition, capital needs and general business conditions applicable to the Partnership. Such forward-looking statements involve risks and uncertainties including, without limitation, the uncertainty of legislative and regulatory changes and the rapid developments in the competitive environment facing cable television operators such as the Partnership. In addition to the information provided here, reference is made to our Annual Report on Form 10-K for the year ended December 31, 1999, for additional information regarding such matters and the effect thereof on our business.

RESULTS OF OPERATIONS

                  Our revenues decreased from $866,100 to $843,900, or by 2.6%, and from $2,602,700 to $2,518,200, or by 3.2%, for the three and nine months ended September 30, 2000, as compared to the corresponding periods in 1999. Of the $22,200 decrease for the three months ended September 30, 2000, approximately $43,100 was due to decreases in the number of subscribers for basic, premium, tier and equipment rental services. These decreases were partially offset by a $18,000 increase in other revenue producing items as well as a $2,900 increase in regulated service rates that we implemented in 2000. Of the $84,500 decrease in revenues for the nine months ended September 30, 2000, $166,700 was due to decreases in the number of subscribers for basic, premium, tier and equipment rental services, which was offset by a $12,400 increase in other revenue producing items and a $69,800 increase due to increases in regulated service rates that we implemented in 2000. As of September 30, 2000, we had approximately 8,218 basic subscribers and 2,018 premium service units.

                  Effective with the acquisition of Falcon Communications, L.P. (Falcon) by Charter Communications Holdings Company, LLC (Charter) on November 12, 1999, certain activities previously incurred at the Partnership and expensed through service cost and general and administrative expense have been either eliminated by Charter, or have been reimbursed by the Partnership based on Charter's costs incurred. These reimbursed costs are included in general partner management fees and reimbursed expenses on the Partnership's statements of operations. The total of service costs, general and administrative expenses and general partner management fees and reimbursed expenses increased from $509,900 to $548,100, or by 7.5%, and decreased from $1,641,900 to $1,517,200, or by
7.6%, for the three and nine months ended September 30, 2000, as compared to the corresponding periods in 1999.

                  Our service costs decreased from $285,200 to $233,800, or by 18.0%, and from $877,700 to $714,000, or by 18.7%, for the three and nine months ended September 30, 2000, as compared to the corresponding periods in 1999. Service costs represent costs directly attributable to providing cable services to customers. The decrease was primarily due to lower programming fees resulting from lower rates that Charter has extended to us and a decrease in subscribers.

                    ENSTAR INCOME/GROWTH PROGRAM SIX-A, L.P.


                  Our general and administrative expenses increased from $92,600 to $160,200, or by 73.0%, and from $370,100 to $394,300, or by 6.5%, for the three and nine months ended September 30, 2000, as compared to the corresponding periods in 1999. The increase was due to an increase in bad debt expense and costs associated with customer billing.

                  Our general partner management fees and reimbursed expenses increased from $132,100 to $154,100, or by 16.7%, and from $394,100 to $408,900, or by 3.8%, for the three and nine months ended September 30, 2000, as compared to the corresponding periods in 1999, due to a third quarter increase in bank fees, a reimbursable expense.

                  Our depreciation and amortization expense increased from $255,100 to $286,700, or by 12.4%, and from $770,900 to $836,400, or by 8.5% for the three and nine months ended September 30, 2000, as compared to the corresponding periods in 1999, due to the additional depreciation related to plant asset additions.

                  Due to the factors described above, our operating income decreased from $101,100 to $9,100, or 91.0%, and from $189,900 to $164,600, or by 13.3%, for the three and nine months ended September 30, 2000, as compared to the corresponding periods in 1999.

                  Our interest income decreased from $7,700 to $1,200, or by 84.4%, and from $19,000 to $17,800, or by 6.3%, for the three and nine months ended September 30, 2000, as compared to the corresponding periods in 1999, primarily due to lower average cash balances available for investment and partially offset by higher average interest rates earned during 2000.

                  Our interest expense decreased from $37,300 to $31,300, or by 16.1%, and from $112,600 to $99,600, or by 11.5%, for the three and nine months ended September 30, 2000, as compared to the corresponding periods in 1999, primarily due to lower average outstanding borrowings in 2000.

                  Due to the factors described above, our net income decreased from $71,500 to $(21,000), or by 129.4%, and from $96,300 to $82,800, or by
14.0%, for the three and nine months ended September 30, 2000, as compared to the corresponding periods in 1999.

                  Based on our experience in the cable television industry, we believe that operating income before depreciation and amortization, or EBITDA, and related measures of cash flow serve as important financial analysis tools for measuring and comparing cable television companies in several areas, such as liquidity, operating performance and leverage. EBITDA is not a measurement determined under generally accepted accounting principles (GAAP) and does not represent cash generated from operating activities in accordance with GAAP. EBITDA should not be considered by the reader as an alternative to net income, as an indicator of financial performance or as an alternative to cash flows as a measure of liquidity. In addition, the definition of EBITDA may not be identical to similarly titled measures used by other companies. EBITDA as a percentage of revenues decreased from 41.1% to 35.1% and increased from 36.9% to 39.8% during the three and nine months ended September 30, 2000, as compared to the corresponding periods in 1999. The three-month decrease was primarily caused by increases in bad debt and billing/postage expenses. The nine-month increase was primarily caused by lower programming fees and other factors as described above. EBITDA

                    ENSTAR INCOME/GROWTH PROGRAM SIX-A, L.P.


decreased from $356,200 to $295,800, or by 17.0%, and increased from $960,800 to $1,001,000, or by 4.2%, for the three and nine months ended September 30, 2000, as compared to the corresponding periods in 1999.

LIQUIDITY AND CAPITAL RESOURCES

                  Our primary objective is to distribute to our partners all available cash flow from operations and proceeds from the sale of cable systems, if any, after providing for expenses, debt service and capital requirements relating to the expansion, improvement and upgrade of our existing cable systems.

                  In accordance with the Agreement, Enstar Communications Corporation (ECC) has implemented a plan for liquidating the Partnership. On June 21, 2000, (as amended on September 29, 2000) the Partnership, together with certain affiliates, (collectively, the "Sellers") entered into a purchase and sale agreement (the "Gans I Agreement") with Multimedia Acquisition Corp., an affiliate of Gans Multimedia Partnership, (the "Purchaser"). The Gans I Agreement provides for the Purchaser to acquire the assets comprising the Partnership's cable system serving Dyer, Tennessee, as well as certain assets of other affiliates. The aggregate purchase price payable to the Sellers pursuant to the Gans I Agreement is $27,621,500 in cash (subject to normal closing adjustments). Of that amount, $3,972,157 (subject to closing adjustments) is payable to the Partnership. The allocation of the purchase price among each of the Sellers was assigned by the Purchaser for each of the systems.

                  On August 8, 2000, (as amended on September 29, 2000) the Partnership, together with certain affiliates, (collectively, the "Selling Affiliates") entered into a purchase and sale agreement (the "Gans II Agreement") with Multimedia Acquisition Corp., an affiliate of Gans Multimedia Partnership, (the "Buyer"). The Gans II Agreement provides for the Buyer to acquire the assets comprising the Partnership's cable system serving Flora, Illinois, as well as certain assets of other affiliates. The aggregate purchase price payable to the Selling Affiliates pursuant to the Gans II Agreement is $95,574,600 in cash (subject to normal closing adjustments). Of that amount, $12,444,000 (subject to closing adjustments) is payable to the Partnership. The allocation of the purchase price among each of the Selling Affiliates was assigned by the Buyer for each of the systems.

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

                  The Partnership's franchise agreement in Flora, Illinois, is under negotiation for renewal and the Partnership believes that the renewed franchise agreement may require the Partnership to upgrade its cable plant at an estimated cost of $1,500,000 within 24 months. The full upgrade program is estimated to require aggregate capital expenditures of approximately $4,000,000.

                    ENSTAR INCOME/GROWTH PROGRAM SIX-A, L.P.


In addition to the required upgrade described above, capital expenditures budgeted for 2000 are $802,700 for the replacement of other assets and to extend the Partnership's cable plant into new service areas. As of September 30, 2000 capital spending approximated $2,073,900, which included expenditures related to a previously completed upgrade required in the Partnership's franchise area in Salem, Illinois, and to other capital expenditures described above.

                  We are party to a loan agreement with Enstar Finance Company, LLC, a subsidiary of ECC. The loan agreement provides for a revolving loan facility of $3,600,000. Total outstanding borrowings were $700,000 and $1,050,000 at September 30, 2000 and 1999, respectively. We pay a commitment fee of 0.5% to Enstar Finance Company, LLC, on the unborrowed portion of the facility. We expect to increase borrowings under the facility in the future to fund the upgrade of our systems. However, borrowing capacity and our present cash reserves will be insufficient to fund our entire upgrade program. Consequently, if our systems are not sold, we will need to rely on increased cash flow from operations or new sources of financing in order to meet our future liquidity requirements. There can be no assurance that such cash flow increases can be attained, or that additional future financing will be available to us on acceptable terms. If we are not able to attain such cash flow increases, or obtain new sources of borrowings, we will not be able to complete our full upgrade program. As a result, the value of our systems will be lower than that of systems rebuilt to a higher technical standard.

                  Our loan facility matures on August 31, 2001, at which time all amounts then outstanding are due in full. Borrowings bear interest at the lender's base rate (9.5% at September 30, 2000) plus 0.625%, or at an offshore rate (6.74% at September 30, 2000) plus 1.875%. Under certain circumstances, we are required to make mandatory prepayments, which permanently reduce the maximum commitment under the loan facility. The loan facility contains certain financial tests and other covenants including, among others, restrictions on incurrence of indebtedness, investments, sales of assets, acquisitions and other covenants, defaults and conditions. We believe that we are in compliance with the covenants at September 30, 2000. The loan facility does not restrict the payment of distributions to partners unless an event of default exists thereunder or our ratio of debt to cash flow is greater than 4 to 1. However, due to the upgrade program discussed above, the corporate general partner believes it is critical to conserve cash and borrowing capacity and, consequently, has concluded that it would not be prudent for the Partnership to resume paying distributions at this time.

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

                    ENSTAR INCOME/GROWTH PROGRAM SIX-A, L.P.


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

                  Operating activities provided $1,649,600 more cash in the nine months ended September 30, 2000, than in the corresponding period in 1999. Changes in receivables and prepaid expenses provided $127,400 more cash in the first nine months of 2000, than in the corresponding 1999 period due to differences in the timing of receivable collections and the payment of prepaid expenses. We used $1,470,000 less cash to pay liabilities owed to affiliates and third party creditors during the nine months ended September 30, 2000, than in the corresponding period in 1999, due to differences in the timing of payments.

                  We used $1,776,100 more cash in investing activities during the nine months ended September 30, 2000, than in the corresponding nine months of 1999 due to an increase of $1,790,100 in expenditures for tangible assets and a decrease of $14,000 in expenditures for intangible assets. We used $56,800 more cash in financing activities during the nine months ended September 30, 2000, than in the corresponding period of 1999 for the payment of debt and deferred loan costs related to our loan facility.

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

                    ENSTAR INCOME/GROWTH PROGRAM SIX-A, L.P.


PART II.             OTHER INFORMATION


ITEMS 1-5.           Not applicable.

ITEM 6.              Exhibits and Reports on Form 8-K

                     (a)      Exhibits

                              10.1 Amendment dated September 29, 2000, of the Asset Purchase Agreement dated June 21, 2000, by and among Multimedia Acquisition Corp., as Buyer, and Enstar Income Program 1984-1, L.P., Enstar Income Program IV-3, L.P., Enstar Income/Growth Program Six-A, L.P., Enstar VII, Enstar VIII and Enstar X, Ltd., as Sellers.*

                              10.2 Amendment dated September 29, 2000, of the Asset Purchase Agreement dated August 8, 2000, by and among Multimedia Acquisition Corp., as Buyer, and Enstar Income Program II-1, L.P., Enstar Income Program II-2, L.P., Enstar Income Program IV-3, L.P., Enstar Income/Growth Program Six-A, L.P., Enstar IX, Ltd., Enstar XI, Ltd., Enstar IV/PBD Systems Venture, Enstar Cable of Cumberland Valley and Enstar Cable of Macoupin County, as Sellers. (1)

                              27.1   Financial Data Schedule.*

                     (b)      Reports on Form 8-K

                              -        None




-------

* Filed herewith

(1) Incorporated by reference to the report on Form 10-Q of Enstar Income Program IV-1, L.P. filed on November 13, 2000 (File No. 00015705).

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






                         By: ENSTAR COMMUNICATIONS CORPORATION
                                General Partner






Date: November 13, 2000  By: /s/ Kent D. Kalkwarf
                            ---------------------
                            Kent D. Kalkwarf
                            Executive Vice President and Chief Financial Officer
                              (Principal Financial Officer and Principal
                              Accounting Officer)

                                  EXHIBIT INDEX


Exhibit
Number                             Description


10.1 Amendment dated September 29, 2000, of the Asset Purchase Agreement dated June 21, 2000, by and among Multimedia Acquisition Corp., as Buyer, and Enstar Income Program 1984-1, L.P., Enstar Income Program IV-3, L.P., Enstar Income/Growth Program Six-A, L.P., Enstar VII, Enstar VIII and Enstar X, Ltd., as Sellers.

10.2 Amendment dated September 29, 2000, of the Asset Purchase Agreement, dated August 8, 2000, by and among Multimedia Acquisition Corp., as Buyer, and Enstar Income Program II-1, L.P., Enstar Income Program II-2, L.P., Enstar Income Program IV-1, L.P., Enstar Income Program IV-2, L.P., Enstar Income Program IV-3, L.P., Enstar Income/Growth Program Five-A, L.P., Enstar Income/Growth Program Five-B, L.P., Enstar Income/Growth Program Six-A, L.P., Enstar IX and Enstar XI, Ltd., as Sellers (incorporated by reference to the Current Report on Form 10-Q of Enstar Income Program IV-1, L.P. filed on November 13, 2000, File No. 00015705).

27.1     Financial Data Schedule.