Form 10-K405
period 2000-12-31
ENSTAR INCOME GROWTH PROGRAM SIX A L P
filed 2001-04-02
CIK 824778

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

   [x]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                       OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from        to
                                           ------    ------

            Commission File Number 0-17687


                    ENSTAR INCOME/GROWTH PROGRAM SIX-A, L.P.
                    ----------------------------------------
             (Exact name of Registrant as specified in its charter)

                          GEORGIA                                    58-1755230
          ----------------------------------------             ----------------------
              (State or other jurisdiction of                     (I.R.S. Employer
               incorporation or organization)                  Identification Number)

              12444 POWERSCOURT DR., SUITE 100
                    ST. LOUIS, MISSOURI                                63131
          ----------------------------------------             ----------------------
          (Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code:                (314) 965-0555
                                                                   --------------

Securities registered pursuant to Section 12 (b) of the Act:            NONE

Securities registered pursuant to Section 12 (g) of the Act
                                                                Name of each exchange
                    Title of each Class                          on which registered
                    -------------------                         ---------------------

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
Yes    X    No
    -------    ------

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

================================================================================

                    The Exhibit Index is located at Page E-1.

                                     PART I

ITEM 1. BUSINESS

INTRODUCTION

                  Enstar Income/Growth Program Six-A, L.P., a Georgia limited partnership, is engaged in the ownership and operation of cable television systems in small to medium-sized communities. The Partnership was formed on September 23, 1987. The general partners of the Partnership are Enstar Communications Corporation, a Georgia corporation (the "Corporate General Partner"), and Robert T. Graff, Jr. (the "individual general partner"). On November 12, 1999, Charter Communications Holdings Company, LLC, an entity controlled by Charter Communications, Inc., acquired both the Corporate General Partner, as well as Falcon Communications, L.P., the entity that provided management and certain other services to the Partnership. Charter is the nation's fourth largest cable operator, serving 6.35 million customers and files periodic reports with the Securities and Exchange Commission. Charter and its affiliates (principally CC VII Holdings, LLC, the successor-by-merger to Falcon Communications, L.P.) now provide management and other services to the Partnership. See Item 13., "Certain Relationships and Related Transactions." See "Employees" below. In this annual report, the terms "we" and "our" refer to the Partnership.

                  In accordance with the partnership agreement, the Corporate General Partner has implemented a plan for liquidating the Partnership. On June 21, 2000 (as amended on September 29, 2000), the Partnership, together with certain affiliates (collectively, the "Sellers"), entered into a purchase and sales agreement (the "Gans I Agreement") with Multimedia Acquisition Corp., an affiliate of Gans Multimedia Partnership (the "Purchaser"). The Gans I Agreement provides for the Purchaser to acquire the assets comprising the Partnership's cable system serving Dyer, Tennessee, as well as certain assets of other affiliates. The aggregate purchase price payable to the Sellers pursuant to the Gans I Agreement is $27,621,500 in cash (subject to normal closing adjustments). Of that amount, $3,972,157 (subject to normal closing adjustments) is payable to the Partnership. The allocation of the purchase price among each of the Sellers was assigned by the Purchaser for each of the systems.

                  On August 8, 2000 (as amended on September 29, 2000), the Partnership, together with certain affiliates (collectively, the "Selling Affiliates") entered into a purchase and sales agreement (the "Gans II Agreement") with Multimedia Acquisition Corp., an affiliate of Gans Multimedia Partnership (the "Buyer"). The Gans II Agreement provides for the Buyer to acquire the assets comprising the Partnership's cable systems serving Flora, Illinois, as well as certain assets of other affiliates. The aggregate purchase price payable to the Selling Affiliates pursuant to the Gans II Agreement is $95,574,600 in cash (subject to normal closing adjustments). Of that amount, $12,444,000 (subject to normal closing adjustments) is payable to the Partnership. The allocation of the purchase price among each of the Selling Affiliates was assigned by the Buyer for each of the systems.

                  Both of these purchase and sale agreements are subject to numerous closing conditions, including without limitation: (a) receipt of the necessary governmental consents of transfer franchises covering an aggregate of 90% of the subscribers to be sold; (b) receipt of certain other material consents and approvals required for the consummation of the sale; (c) receipt of the necessary approvals of the limited partners; and (d) other standard closing conditions. With respect to clause (c) above, completion of the transaction is contingent on the limited partners of the Partnership and the other selling affiliates voting to approve the sale. Furthermore, the Partnership is currently negotiating additional amendments to the purchase and sales agreements with the Purchaser. Accordingly, there can be no assurance that the sale will close.

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

                  Our cable television systems offer customers various levels, or "tiers," of cable services consisting of:

o broadcast television signals of local network, independent and educational stations

o a limited number of television signals from so-called "super stations" originating from distant cities, such as WGN

o        various satellite - delivered, non-broadcast channels, such as

         -        Cable News Network, or "CNN"
         -        MTV: Music Television, or "MTV"
         -        The USA Network
         -        ESPN
         -        Turner Network Television, or "TNT" and
         -        The Disney Channel

o programming originated locally by the cable television system, such as public, educational and government access programs, and
o information displays featuring news, weather, stock market and financial reports, and public service announcements.

                  For an extra monthly charge, our cable television systems also offer "premium" television services to their customers. These services, such as Home Box Office, or "HBO," and Showtime are satellite channels that consist principally of feature films, live sporting events, concerts and other special entertainment features, usually presented without commercial interruption. See "Legislation and Regulation."

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

                  We began our cable television business operations in January 1989 with the acquisition of two cable television systems that provide service to customers in and around the municipalities of Dyer, Tennessee. During March 1989, we expanded our cable operations by acquiring certain cable television systems providing service to customers in and around the municipalities of Flora and Salem, Illinois. During October 1989, we expanded our operations by acquiring a cable television system providing service to customers in and around the communities of Farmersville and Raymond, Illinois. As of December 31, 2000, we served approximately 8,015 basic subscribers. We do not expect to make any additional acquisitions during the remaining term of the Partnership.

                  Charter receives a management fee and reimbursement of expenses from the Corporate General Partner for managing our cable television operations. See Item 11., "Executive Compensation."

                  The Chief Executive Officer of the Corporate General Partner is Jerald L. Kent. The principal executive offices of the Partnership and the general partners are located at 12444 Powerscourt Drive, Suite 100, St. Louis, MO 63131-0555 and their telephone number is (314) 965-0555. See Item 10., "Directors and Executive Officers of the Registrant."

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

                  Adoption of rules implementing certain provisions of the Cable Television Consumer Protection and Competition Act of 1992, or the "1992 Cable Act," by the FCC has had a negative impact on our revenues and cash flow. These rules are subject to further amendment to give effect to the Telecommunications Act of 1996. Among other changes, the 1996 Telecommunications Act caused the regulation of certain cable programming service tier rates to terminate on March 31, 1999. There can be no assurance as to what, if any, further action may be taken by the FCC, Congress or any other regulatory authority or court, or their effect on our business. See "Legislation and Regulation" and Item 7., "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

                  As discussed in prior reports, we postponed a number of rebuild and upgrade projects because of the uncertainty related to implementation of the 1992 Cable Act and the negative impact thereof on the Partnership's business and access to capital. As a result, our cable television systems are significantly less technically advanced than had been expected prior to the implementation of reregulation. The Partnership is party to a loan agreement with an affiliate which provided for a revolving loan facility of $4,563,000. Upon the acquisition of the Corporate General Partner by Charter on November 12, 1999, the facility was reduced to $3.6 million. Prior to listing our cable television systems for sale, we had expected to use borrowings under the loan facility to upgrade our cable television systems. Our upgrade program is presently estimated to require aggregate capital expenditures of approximately $4.8 million. Two of our franchise areas, which together serve 63% of the Partnership's total customer base, required upgrades to increase channel capacity. One of the upgrades was required in an existing franchise agreement. The cost to upgrade the cable system in this franchise area was approximately $2.5 million and was completed in 2000. Another of our renewed franchise agreements required us to upgrade our cable plant at a cost of $2.3 million. Capital expenditures in 2000 were $2.8 million, including $2.3 million for the two rebuild projects. Capital expenditures planned for 2001 are approximately $700,000 for the improvement and upgrade of plant assets, including approximately $32,500 for other upgrades. See "Legislation and Regulation" and
Item 7., "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

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

DESCRIPTION OF THE PARTNERSHIP'S SYSTEMS

                  The table below sets forth certain operating statistics for the Partnership's cable systems as of December 31, 2000.

                                                                                             Average
                                                                                             Monthly
                                                              Premium                        Revenue
                     Homes        Basic          Basic        Service        Premium         Per Basic
   System          Passed(1)   Subscribers   Penetration(2)   Units(3)    Penetration(4)   Subscriber(5)
   ------          ---------   -----------   --------------  ----------   --------------   -------------

Dyer, TN              3,805       2,192          57.6%              306           14.0%      $ 35.48

Flora, IL             8,310       5,823          70.1%            1,495           25.7%      $ 33.34
                     ------       -----                      ----------
Total                12,115       8,015          66.2%            1,801           22.4%      $ 33.93
                     ======       =====                      ==========

         (1)Homes passed refers to our estimates of the approximate number of dwelling units in a particular community that can be connected to the distribution system without any further extension of principal transmission lines. Such estimates are based upon a variety of sources, including billing records, house counts, city directories and other local sources.

         (2)Basic subscribers as a percentage of homes passed by cable.

         (3)Premium service units include only single channel services offered for a monthly fee per channel and do not include tiers of channels offered as a package for a single monthly fee.

         (4)Premium service units as a percentage of homes subscribing to cable service. A customer may purchase more than one premium service, each of which is counted as a separate premium service unit. This ratio may be greater than 100% if the average customer subscribes for more than one premium service.

         (5)Average monthly revenue per basic subscriber has been computed based on revenue for the year ended December 31, 2000.

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

                  At December 31, 2000, our monthly rates for basic cable service for residential customers, including certain discounted rates, ranged from $16.63 to $23.88 and our premium service rate was $11.95, excluding special promotions offered periodically in conjunction with our marketing programs. A one-time installation fee, which we may wholly or partially waive during a promotional period, is usually charged to new customers. We charge commercial customers, such as hotels, motels and hospitals, a negotiated, non-recurring fee for installation of service and monthly fees based upon a standard discounting procedure. We offer most multi-unit dwellings a negotiated bulk rate in exchange for single-point billing and basic service to all units. These rates are also subject to regulation.

EMPLOYEES

                  The various personnel required to operate our business are employed by the Partnership, the Corporate General Partner, its subsidiary corporation and Charter. As of December 31, 2000, we had 8 employees, the cost of which is charged directly to the Partnership. The employment costs incurred by the Corporate General Partner, its subsidiary corporation and Charter are allocated and charged to the Partnership for reimbursement pursuant to the partnership agreement and management agreement. Other personnel required to operate our business are employed by affiliates of the Corporate General Partner. The cost of such employment is allocated and charged to the Partnership. The amounts of these reimbursable costs are set forth below in Item 11., "Executive Compensation."

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

DIGITAL COMPRESSION

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

PROGRAMMING

                  We purchase basic and premium programming for our systems from Charter. In turn, Charter charges the Partnership for these costs at its costs, which are generally based on a fixed fee per customer or a percentage of the gross receipts for the particular service. Prior to the acquisition of the Corporate General Partner, Falcon Communications charged the Partnership for these services based on an estimate of what the Corporate General Partner could negotiate for such programming services for the 14 partnerships managed by the Corporate General Partner as a group (approximately 76,046 basic subscribers at December 31, 2000). Other channels have also offered Charter and the Partnership's cable television systems fees in return for carrying their service. Due to a lack of channel capacity available for adding new channels, our management cannot predict the impact of such potential payments on our business. In addition, the FCC may require that such payments from programmers be offset against the programming fee increases which can be passed through to subscribers under the FCC's rate regulations. Charter's programming contracts are generally for a fixed period of time and are subject to negotiated renewal. Accordingly, no assurance can be given that its, and correspondingly our programming costs will not increase substantially in the near future, or that other materially adverse terms will not be added to Charter's programming contracts. Management believes, however, that Charter's relations with its programming suppliers generally are good.

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

FRANCHISES

                  Cable television systems are generally constructed and operated under non-exclusive franchises granted by local governmental authorities. These franchises typically contain many conditions, such as time limitations on commencement and completion of construction; conditions of service, including number of channels, types of programming and the provision of free service to schools and other public institutions; and the maintenance of insurance and indemnity bonds. The provisions of local franchises are subject to federal regulation under the Cable Communications Policy Act of 1984, or the "1984 Cable Act," the 1992 Cable Act and the 1996 Telecommunications Act. See "Legislation and Regulation."

                  As of December 31, 2000, we operated cable systems in 16 franchise areas. These franchises, all of which are non-exclusive, provide for the payment of fees to the issuing authority. Annual franchise fees imposed on our systems range up to 5% of the gross revenues generated by a system. The 1984 Cable Act prohibits franchising authorities from imposing franchise fees in excess of 5% of gross revenues and also permits the cable system operator to seek renegotiation and modification of franchise requirements if warranted by changed circumstances.

                  The following table groups the franchises of our cable television systems by date of expiration and presents the number of franchises for each group of franchises and the approximate number and percentage of basic subscribers for each group as of December 31, 2000.

                                      Number of   Percentage of
      Year of           Number of       Basic         Basic
Franchise Expiration   Franchises    Subscribers   Subscribers
--------------------   ----------    -----------   -----------
Prior to 2002                   7        2,940          36.7%
2002 - 2006                     5        4,104          51.2%
2007 and after                  4          971          12.1%
                         --------     --------      --------
Total                          16        8,015         100.0%
                         ========     ========      ========

                  As of December 31, 2000, the franchise agreements have expired in 7 of our franchise areas where we serve 2,521 basic subscribers. We continue to serve these customers while we are in negotiations to extend the franchise agreements and continue to pay franchise fees to the franchise authorities. We operate cable television systems which serve multiple communities and, in some circumstances, portions of such systems extend into jurisdictions for which we believe no franchise is necessary. In the aggregate, approximately 419 customers, comprising approximately 5% of our customers, are served by unfranchised portions of such systems. In certain instances, where a single franchise comprises a large percentage of the customers in an operating region, the loss of such franchise could decrease the economies of scale achieved by our clustering strategy. We have never had a franchise revoked for any of our systems and we believe that we have satisfactory relationships with substantially all of our franchising authorities.

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

                  DBS. Direct broadcast satellite, known as DBS, has emerged as significant competition to cable systems. The DBS industry has grown rapidly over the last several years, far exceeding the growth rate of the cable television industry, and now serves approximately 15 million subscribers nationwide. DBS service allows the subscriber to receive video services directly via satellite using a relatively small dish antenna. Moreover, video compression technology allows DBS providers to offer more than 100 digital channels, thereby surpassing the typical analog cable system. DBS companies historically were prohibited from retransmitting popular local broadcast programming, but a change to the existing copyright laws in November 1999 eliminated this legal impediment. After an initial six-month grace period, DBS companies will need to secure retransmission consent from the popular broadcast stations they wish to carry, and they will face mandatory carriage obligations of less popular broadcast stations as of January 2002. In response to the legislation, DirecTV, Inc. and EchoStar Communications Corporation already have initiated plans to carry the major network stations in the nation's top television markets. DBS, however, is limited in the local programming it can provide because of the current capacity limitations of satellite technology. It is, therefore, expected that DBS companies will offer local broadcast programming only in the larger U.S. markets for the foreseeable future. The same legislation providing for DBS carriage of local broadcast stations reduced the compulsory copyright fees paid by DBS companies and allows them to continue offering distant network signals to rural customers.

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

                  SMATV. Additional competition is posed by satellite master antenna television systems known as "SMATV systems" serving multiple dwelling units, referred to in the cable industry as "MDU's," such as condominiums, apartment complexes, and private residential communities. These private cable systems may enter into exclusive agreements with such MDUs, which may preclude operators of franchise systems from serving residents of such private complexes. Such private cable systems can offer both improved reception of local television stations and many of the same satellite-delivered program services which are offered by cable systems. SMATV systems currently benefit from operating advantages not available to franchised cable systems, including fewer regulatory burdens and no requirement to service low density or economically depressed communities. Exemption from regulation may provide a competitive advantage to certain of our current and potential competitors.

                  WIRELESS DISTRIBUTION. Cable television systems also compete with wireless program distribution services such as multi-channel multipoint distribution systems or "wireless cable," known as MMDS. MMDS uses low-power microwave frequencies to transmit television programming over-the-air to paying customers. Wireless distribution services generally provide many of the programming services provided by cable systems, and digital compression technology is likely to increase significantly the channel capacity of their systems. Both analog and digital MMDS services require unobstructed "line of sight" transmission paths.

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

                  As of December 31, 2000, approximately 1% of our local franchising authorities were certified to regulate basic tier rates. The 1992 Cable Act permits communities to certify and regulate rates at any time, so that it is possible that additional localities served by the systems may choose to certify and regulate rates in the future.

                  The FCC historically administered rate regulation of cable programming service tiers, which is the expanded basic programming package that offers services other than basic programming and which typically contains satellite-delivered programming. As of December 31, 2000, we had no cable programming service tier rate complaints pending at the FCC. Under the 1996 Telecommunications Act, however, the FCC's authority to regulate cable programming service tier rates terminated on March 31, 1999. The FCC has taken the position that it will still adjudicate pending cable programming service tier complaints but will strictly limit its review, and possible refund orders, to the time period predating the termination date. The elimination of cable programming service tier regulation on a prospective basis affords us substantially greater pricing flexibility.

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

Finally, some local franchising authorities are considering the imposition of mandatory Internet access requirements as part of cable franchise renewals or transfers. A federal district court in Portland, Oregon, recently upheld the legal ability of local franchising authorities to impose such conditions, but an appeal was filed with the Ninth Circuit Court of Appeals, oral argument has been held and the parties are awaiting a decision. Other local authorities have imposed or may impose mandatory Internet access requirements on cable operators. These developments could, if they become widespread, burden the capacity of cable systems and complicate our own plans for providing Internet service.

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

                  OTHER REGULATIONS OF THE FCC. In addition to the FCC regulations noted above, there are other regulations of the FCC covering such areas as:

o        equal employment opportunity,

o        subscriber privacy,

o        programming practices, including, among other things,

           (1) syndicated program exclusivity, which is a FCC rule which requires a cable system to delete particular programming offered by a distant broadcast signal carried on the system which duplicates the programming for which a local broadcast station has secured exclusive distribution rights,
           (2)    network program non-duplication,
           (3)    local sports blackouts,
           (4)    indecent programming,
           (5)    lottery programming,
           (6)    political programming,
           (7)    sponsorship identification,
           (8)    children's programming advertisements, and
           (9)    closed captioning,

o        registration of cable systems and facilities licensing,

o        maintenance of various records and public inspection files,

o        aeronautical frequency usage,

o        lockbox availability,

o        antenna structure notification,

o        tower marking and lighting,

o        consumer protection and customer service standards,

o        technical standards,

o        consumer electronics equipment compatibility, and

o        emergency alert systems.

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

                  COPYRIGHT. Cable television systems are subject to federal copyright licensing covering carriage of television and radio broadcast signals. In exchange for filing certain reports and contributing a percentage of their revenues to a federal copyright royalty pool, that varies depending on the size of the system, the number of distant broadcast television signals carried, and the location of the cable system, cable operators can obtain blanket permission to retransmit copyrighted material included in broadcast signals. The possible modification or elimination of this compulsory copyright license is the subject of continuing legislative review and could adversely affect our ability to obtain desired broadcast programming. We cannot predict the outcome of this legislative activity. Copyright clearances for non-broadcast programming services are arranged through private negotiations.

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

                  STATE AND LOCAL REGULATION. Cable television systems generally are operated pursuant to non-exclusive franchises granted by a municipality or other state or local government entity in order to cross public rights-of-way. Federal law now prohibits local franchising authorities from granting exclusive franchises or from unreasonably refusing to award additional franchises. Cable franchises generally are granted for fixed terms and in many cases include monetary penalties for non-compliance and may be terminable if the franchisee failed to comply with material provisions.

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


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  None.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S EQUITY SECURITIES AND RELATED SECURITY HOLDER MATTERS

LIQUIDITY

                  While our equity securities, which consist of units of limited partnership interests, are publicly held, there is no established public trading market for the units and we do not expect that a market will develop. The approximate number of equity security holders of record was 1,861 as of December 31, 2000. In addition to restrictions on the transferability of units contained in our partnership agreement, the transferability of units may be affected by restrictions on resales imposed by federal or state law.

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

                  We began making periodic cash distributions from operations in January 1989 and discontinued distributions in May 1993. No distributions were made in 1998, 1999 and 2000.

                  Our ability to pay distributions, the actual level of distributions and the continuance of distributions, if any, will depend on a number of factors, including: the amount of cash flow from operations, projected capital expenditures, provision for contingent liabilities, availability of bank financing, regulatory or legislative developments governing the cable television industry, the sale of cable system assets and growth in customers. Some of these factors are beyond our control, and consequently, we cannot make assurance regarding the level or timing of future distributions, if any. The Partnership's present Facility does not restrict the payment of distributions to partners unless an event of default exists thereunder or the Partnership's ratio of debt to cash flow is greater than 4 to
1. However, as a result of the Partnership's pending rebuild program, management has concluded that it is not prudent for the Partnership to resume paying distributions at this time.

ITEM 6. SELECTED FINANCIAL DATA

                  Set forth below is selected financial data of the Partnership for the five years ended December 31, 1999. This data should be read in conjunction with the Partnership's financial statements included in Item 8 hereof and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7.

                                                                            Year Ended December 31
                                               --------------------------------------------------------------------------------
OPERATIONS STATEMENT DATA                          1996             1997             1998             1999             2000
                                               ------------     ------------     ------------     ------------     ------------

   Revenues                                    $  3,510,700     $  3,644,700     $  3,630,300     $  3,463,300     $  3,342,000
   Costs and expenses                            (2,061,600)      (2,266,500)      (2,081,100)      (2,056,600)      (2,062,700)
   Depreciation and amortization                 (1,618,000)        (888,900)        (837,900)      (1,025,300)      (1,079,000)
                                               ------------     ------------     ------------     ------------     ------------
   Operating income (loss)                         (168,900)         489,300          711,300          381,400          200,300
   Interest expense                                (295,200)        (252,300)        (214,900)        (149,900)         (99,100)
   Interest income                                   12,600           18,300           31,000           22,700           17,900
   Gain (loss) on sale of cable assets               (1,000)             100              500               --               --
   Other                                                 --               --               --               --          (27,900)
                                               ------------     ------------     ------------     ------------     ------------
   Net income (loss)                           $   (452,500)    $    255,400     $    527,900     $    254,200     $     91,200
                                               ============     ============     ============     ============     ============
PER UNIT OF LIMITED PARTNERSHIP INTEREST:
   Net income (loss)                           $      (5.61)    $       3.17     $       6.55     $       3.15     $       1.13
                                               ============     ============     ============     ============     ============
OTHER OPERATING DATA

   Net cash from operating activities          $  1,109,200     $  1,275,200     $  1,204,900     $  1,166,400     $  2,770,100
   Net cash from investing activities              (240,600)        (157,000)        (239,300)        (536,800)      (2,839,500)
   Net cash from financing activities              (875,000)        (628,200)      (1,083,000)        (495,700)        (350,000)
   EBITDA(1)                                      1,449,100        1,378,200        1,549,200        1,406,700        1,279,300
   EBITDA to revenues                                  41.3%            37.8%            42.7%            40.6%            38.3%
   Total debt to EBITDA                                2.2x             1.8x            0.87x            0.75x            0.55x
   Capital expenditures                        $    246,000     $    123,800     $    215,200     $    492,400     $  2,807,700

                                                              As of December 31
                                 ----------------------------------------------------------------------------
BALANCE SHEET DATA                   1996            1997            1998            1999            2000
                                 ------------    ------------    ------------    ------------    ------------

Total assets                     $  5,657,200    $  5,359,000    $  4,638,800    $  4,365,400    $  5,708,800
Total debt                          3,125,000       2,500,000       1,350,000       1,050,000         700,000
General partners' deficit            (146,300)       (143,700)       (138,400)       (135,900)       (135,000)
Limited partners' capital           1,782,500       2,035,300       2,557,900       2,809,600       2,899,900

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

RESULTS OF OPERATIONS

                  2000 COMPARED TO 1999

                  Our revenues decreased from $3,463,300 to $3,342,000, or by 3.5%, for the year ended December 31, 2000, as compared to 1999. Of the $121,300 decrease, $205,800 was due to decreases in the number of subscriptions for basic, premium, tier and equipment rental services. The decrease was partially offset by an $82,300 increase in regulated service rates that were implemented by us in 2000 and a $2,200 increase in other revenue producing items. As of December 31, 2000, we had approximately 8,015 basic subscribers and 1,801 premium service units.

                  Effective with the acquisition of Falcon Communications, L.P. (Falcon) by Charter Communications Holdings Company, LLC (Charter) on November 12, 1999, certain activities previously incurred at the Partnership and expensed through service cost and general and administrative expense have been either eliminated by Charter, or have been reimbursed by the Partnership based on Charter's costs incurred. These reimbursed costs are included in general partner management fees and reimbursed expenses on the Partnership's statements of operations. The total of service costs, general and administrative expenses and general partner management fees and reimbursed expenses increased from $2,056,600 to $2,062,700, or by less than 1.0%, for the year ended December 31, 2000, as compared to 1999.

                  Our service costs decreased from $1,126,300 to $978,600, or by 13.1%, for the year ended December 31, 2000, as compared to 1999. Service costs represent costs directly attributable to providing cable services to customers. The decrease was primarily due to decreases in programming fees, personnel costs and certain costs incurred by the Partnership prior to the Charter acquisition that are now incurred by Charter and reimbursed by the Partnership, as discussed above. Programming fees decreased as a result of lower rates that Charter has extended to us and a decrease in subscribers.

                  Our general and administrative expenses increased from $474,800 to $544,600, or by 14.7%, for the year ended December 31, 2000, as compared to 1999, primarily due to increased bad debt and billing/postage expenses.

                  Management fees and reimbursed expenses increased from $455,500 to $539,500, or by 18.4%, for the year ended December 31, 2000, as compared to 1999. Management fees decreased in direct relation to decreased revenues as described above. As discussed above, Charter now performs certain management and operational functions formerly performed by the Partnership. This has resulted in us having more reimbursable costs and lower service costs and general and administrative expenses.

                  Our depreciation and amortization expense increased from $1,025,300 to $1,079,000, or by 5.2%, for the year ended December 31, 2000, as compared to 1999, due to the depreciation of plant asset additions.

                  Due to the factors described above, our operating income decreased from $381,400 to $200,300, or 47.5%, for the year ended December 31, 2000, as compared to 1999.

                  Our interest income decreased from $22,700 to $17,900, or by 21.1%, for the year ended December 31, 2000, as compared to 1999, due to lower average cash balances available for investment in 2000.

                  Our interest expense decreased from $149,900 to $99,100, or by 33.9%, for the year ended December 31, 2000, as compared to 1999, due to a decrease in average outstanding borrowings during 2000, and to the reclassification of certain bank charges from interest expense to general and administrative expenses.

                  Our other expenses of $27,900 for the year ended December 31, 2000, consisted of legal and proxy costs associated with the sale of our partnership assets.

                  Due to the factors described above, our net income decreased from $254,200 to $91,200, or by 64.1%, for the year ended December 31, 2000, as compared to 1999.

                  EBITDA is calculated as operating income before depreciation and amortization. See footnote 1 to "Selected Financial Data." EBITDA as a percentage of revenues decreased from 40.6% during 1999 to 38.3% in 2000. Due to the factors described above, EBITDA decreased from $1,406,700 to $1,279,300, or by 9.1%, in 2000 compared to 1999.

                  1999 COMPARED TO 1998

                  Our revenues decreased from $3,630,300 to $3,463,300, or by 4.6%, for the year ended December 31, 1999, as compared to 1998. Of the $167,000 decrease, $190,900 was due to decreases in the number of subscriptions for basic, premium, tier and equipment rental services and $41,500 was due to decreases in other revenue producing items. These decreases were partially offset by a $65,400 increase in regulated service rates that were implemented by us in 1999. As of December 31, 1999, we had approximately 8,700 basic subscribers and 1,700 premium service units.

                  Our service costs increased from $1,125,800 to $1,126,300, or by less than 1.0%, for the year ended December 31, 1999, as compared to 1998. Service costs represent costs directly attributable to providing cable services to customers. The increase was primarily due to higher personnel costs.

                  Our general and administrative expenses increased from $432,800 to $474,800, or by 9.7%, for the year ended December 31, 1999, as compared to 1998, primarily due to increases in insurance premiums and professional fees, including legal and audit fees.

                  Management fees and reimbursed expenses decreased from $522,500 to $455,500, or by 12.8%, for the year ended December 31, 1999, as compared to 1998. Management fees decreased in direct relation to decreased revenues as described above. Reimbursed expenses decreased principally due to lower allocated personnel costs.

                  Our depreciation and amortization expense increased from $837,900 to $1,025,300, or by 22.4%, for the year ended December 31, 1999, as compared to 1998, due to the depreciation of plant asset additions.

                  Our operating income decreased from $711,300 to $381,400, or 46.4%, for the year ended December 31, 1999, as compared to 1998, due primarily to decreased revenues and increases in insurance premiums, professional fees and depreciation and amortization as described above.

                  Our interest expense decreased from $214,900 to $149,900, or by 30.2%, for the year ended December 31, 1999, as compared to 1998, due to a decrease in average outstanding borrowings during 1999.

                  Our interest income decreased from $31,000 to $22,700, or by 26.8%, for the year ended December 31, 1999, as compared to 1998, due to lower average cash balances available for investment in 1999.

                  Due to the factors described above, our net income decreased from $527,900 to $254,200, or by 51.8%, for the year ended December 31, 1999, as compared to 1998.

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

                  DISTRIBUTIONS TO PARTNERS

                  As provided in our agreement, distributions to partners are funded from operating income before depreciation and amortization, if any, after providing for working capital and other liquidity requirements, including debt service and capital expenditures not otherwise funded by borrowings. No distributions were paid in 1998, 1999 or in 2000. Our loan facility does not restrict the payment of distributions to partners unless an event of default exists thereunder or our ratio of debt to cash flow is greater than 4 to 1. However, as a result of our pending upgrade program, management has concluded that it is not prudent for us to resume paying distributions at this time.

LIQUIDITY AND CAPITAL RESOURCES

                  Our primary objective, having invested net offering proceeds in cable television systems, is to distribute to our partners all available cash flow from operations and proceeds from the sale of cable systems, if any, after providing for expenses, debt service and capital requirements. In general, these capital requirements involve expansion, improvement and upgrade of our existing cable systems. Our capital expenditures were $2,807,700 in 2000, including approximately $2.3 million for rebuild activity discussed below.

                  In accordance with the partnership agreement, the Corporate General Partner has implemented a plan for liquidating the Partnership. On June 21, 2000 (as amended on September 29, 2000), the Partnership, together with certain affiliates (collectively, the "Sellers"), entered into a purchase and sales agreement (the "Gans I Agreement") with Multimedia Acquisition Corp., an affiliate of Gans Multimedia Partnership (the "Purchaser"). The Gans I Agreement provides for the Purchaser to acquire the assets comprising the Partnership's cable system serving Dyer, Tennessee, as well as certain assets of other affiliates. The aggregate purchase price payable to the Sellers pursuant to the Gans I Agreement is $27,621,500 in cash (subject to normal closing adjustments). Of that amount, $3,972,157 (subject to normal closing adjustments) is payable to the Partnership. The allocation of the purchase price among each of the Sellers was assigned by the Purchaser for each of the systems.

                  On August 8, 2000 (as amended on September 29, 2000), the Partnership, together with certain affiliates (collectively, the "Selling Affiliates") entered into a purchase and sale agreement (the "Gans II Agreement") with Multimedia Acquisition Corp., an affiliate of Gans Multimedia Partnership (the "Buyer"). The Gans II Agreement provides for the Buyer to acquire the assets comprising the Partnership's cable systems serving Flora, Illinois, as well as certain assets of other affiliates. The aggregate purchase price payable to the Selling Affiliates pursuant to the Gans II Agreement is $95,574,600 in cash (subject to normal closing adjustments). Of that amount, $12,444,000 (subject to normal closing adjustments) is payable to the Partnership. The allocation of the purchase price among each of the Selling Affiliates was assigned by the Buyer for each of the systems.

                  Both of these purchase and sale agreements are subject to numerous closing conditions, including without limitation: (a) receipt of the necessary governmental consents of transfer franchises covering an aggregate of 90% of the subscribers to be sold; (b) receipt of certain other material consents and approvals required for the consummation of the sale; (c) receipt of the necessary approvals of the limited partners; and (d) other standard closing conditions. With respect to clause (c) above, completion of the transaction is contingent on the limited partners of the Partnership and the other selling affiliates voting to approve the sale. Furthermore, the Partnership is currently negotiating additional amendments to the purchase and sale agreements with the Purchaser. Accordingly, there can be no assurance that the sale will close.

                  Two of the Partnership's franchise areas, which together serve 63% of the Partnership's total customer base, required upgrades to increase channel capacity. One of the upgrades was required in an existing franchise agreement. The cost to upgrade the cable system in this franchise area was approximately $2.5 million and was completed in 2000. Another of the Partnership's renewed franchise agreements required the Partnership to upgrade its cable plant at a cost of $2.3 million. In addition to the completed upgrades described above, capital expenditures budgeted for 2001 are $700,000 for the improvement of other assets and to extend the Partnership's cable plant into new service areas, with approximately $32,500 for the upgrade of other cable assets.

                  We are party to a loan agreement with Enstar Finance Company, LLC, a subsidiary of the Corporate General Partner. The loan agreement provides for a revolving loan facility of $4,563,000. On November 12, 1999, in connection with the sale of the Corporate General Partner to Charter, the facility was reduced to $3,600,000 million. We prepaid $350,000 of our outstanding borrowings under the facility during 2000 such that total outstanding borrowings were $700,000 at December 31, 2000. We expect to increase borrowings under the facility in the future to fund the upgrade of our systems. However, borrowing capacity and our present cash reserves will be insufficient to fund our entire upgrade program. Consequently, if our systems are not sold, we will need to rely on increased cash flow from operations or new sources of financing in order to meet our future liquidity requirements. There can be no assurance that such cash flow increases can be attained, or that additional future financing will be available to us on acceptable terms. If we are not able to attain such cash flow increases, or obtain new sources of borrowings, we will not be able to complete our full upgrade program. As a result, the value of our systems will be lower than that of systems rebuilt to a higher technical standard.

                  Our loan facility matures on August 31, 2001, at which time all amounts then outstanding are due in full. Borrowings bear interest at the lender's base rate (9.5% at December 31, 2000) plus 0.625%, or at an offshore rate (6.8025% at December 31, 2000), plus 1.875%. Under certain circumstances, we are required to make mandatory prepayments, which permanently reduce the maximum commitment under the loan facility. The loan facility contains certain financial tests and other covenants including, among others, restrictions on incurrence of indebtedness, investments, sales of assets, acquisitions and other covenants, defaults and conditions. We believe that we are in compliance with the covenants at December 31, 2000. The loan facility does not restrict the payment of distributions to partners unless an event of default exists thereunder or our ratio of debt to cash flow is greater than 4 to 1. However, due to the upgrade program discussed above, the Corporate General Partner believes it is critical to conserve cash and borrowing capacity and, consequently, has concluded that it would not be prudent for the Partnership to resume paying distributions at this time.

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

                  Approximately 73% of the Partnership's subscribers are served by its system in Flora, Illinois, and neighboring communities. Significant damage to the system due to seasonal weather conditions or other events could have a material adverse effect on the Partnership's liquidity and cash flows. The Partnership continues to purchase insurance coverage in amounts its management views as appropriate for all other property, liability, automobile, workers' compensation and other types of insurable risks.

                  The Partnership's facility in Dyer, Tennessee, is located on the site of a former gas station. The Partnership is currently performing a Phase II environmental study to determine the environmental impact of the site. The Phase II study is expected to be completed in April 2001.

                  2000 VS. 1999

                  Our operating activities provided $1,603,700 more cash in 2000 than in 1999. Changes in receivables and prepaid expenses used $96,000 less cash in 2000 than in 1999, primarily due to the payment of prepaid expenses. We used $1,634,100 less cash to pay amounts owed to third-party creditors due to differences in the timing of payments.

                  We used $2,302,700 more cash in investing activities in 2000 than in the prior year due to an increase of $2,315,300 in expenditures for capital assets and a decrease of $12,600 for intangible assets. Financing activities used $145,700 less cash during 2000 than in 1999. We used $50,000 more cash for the repayment of debt and used $195,700 less cash to pay amounts owed to the Corporate General Partner and other affiliates due to differences in the timing of payments.

                  1999 VS. 1998

                  Our operating activities provided $38,500 less cash in 1999 than in 1998. Changes in receivables and prepaid expenses used $88,400 more cash in 1999 than in 1998, primarily due to the payment of prepaid expenses. We used $135,600 less cash to pay amounts owed to third party creditors due to differences in the timing of payments.

                  We used $297,500 more cash in investing activities in 1999 than in the prior year due to an increase of $277,200 in expenditures for capital assets and $19,800 for intangible assets. Financing activities used $587,300 less cash during 1999 than in 1998. We used $850,000 less cash for the repayment of debt and used $265,100 more cash to pay amounts owed to the Corporate General Partner and other affiliates due to differences in the timing of payments. We used $2,400 less cash in 1999 than in 1998 for the payment of deferred loan costs related to our loan facility.

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

ITEM 7(A). QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

                  We are exposed to financial market risks, including changes in interest rates from our long-term debt arrangements. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. An increase in interest rates of 1% in 2000 would have increased our interest expense for the year ended December 31, 2000, by approximately $8,700 with a corresponding decrease to our net income.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                  The financial statements and related financial information required to be filed hereunder are indexed on Page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                  Previously reported in Current Report on Form 8-K, dated July 18, 2000.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                  The general partners of the Partnership may be considered, for certain purposes, the functional equivalents of directors and executive officers. The Corporate General Partner is Enstar Communications Corporation, and Robert T. Graff, Jr. is the individual general partner. As part of Falcon Cablevision's September 30, 1988 acquisition of the Corporate General Partner, Falcon Cablevision received an option to acquire Mr. Graff's interest as individual general partner of the Partnership and other affiliated cable limited partnerships that he previously co-sponsored with the Corporate General Partner, and Mr. Graff received the right to cause Falcon Cablevision to acquire such interests. These arrangements were modified and extended in an amendment dated September 10, 1993, pursuant to which, among other things, the Corporate General Partner obtained the option to acquire Mr. Graff's interest in lieu of the purchase right described above which was originally granted to Falcon Cablevision. Since its incorporation in Georgia in 1982, the Corporate General Partner has been engaged in the cable/telecommunications business, both as a general partner of 14 limited partnerships formed to own and operate cable television systems and through a wholly-owned operating subsidiary. As of December 31, 2000, the Corporate General Partner managed cable television systems with approximately 76,046 basic subscribers.

                  Following the acquisition of the Corporate General Partner in November 1999 by a Charter Communications-controlled entity, the directors and executive officers of the Corporate General Partner have been changed to the persons named below all of whom have their principal employment in a comparable position with Charter Communications, Inc.:

NAME                         POSITION
----                         --------
Jerald L. Kent               Director, President and Chief Executive Officer

David C. Andersen            Senior Vice President - Communications

David G. Barford             Executive Vice President and Chief Operating Officer

Mary Pat Blake               Senior Vice President - Marketing and Programming

Eric A. Freesmeier           Senior Vice President - Administration

Thomas R. Jokerst            Senior Vice President - Advanced Technology Development

Kent D. Kalkwarf             Executive Vice President and Chief Financial Officer

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

Michael E. Riddle            Senior Vice President and Chief Information Officer

Steven A. Schumm             Executive Vice President, Assistant to the President

Curtis S. Shaw               Senior Vice President, General Counsel and Secretary

Steven E. Silva              Senior Vice President - Corporate Development and Technology

James (Trey) H. Smith III    Senior Vice President of Operations - Western Division

                  Except for Mr. Andersen, Mr. Riddle and Mr. Smith, our executive officers were appointed to their position following our formation in July 1999, and became employees of Charter Communications, Inc., upon completion of our initial public offering. Prior to that time, they were employees of Charter Investment, Inc. All of our executive officers simultaneously serve in the same capacity with Charter Investment, Inc.

JERALD L. KENT, 44 Director, President and Chief Executive Officer. Mr Kent co-founded Charter Communications Investment, Inc. in 1993. Mr. Kent was executive vice president and chief financial officer of Cencom Cable Associates, Inc. Mr. Kent, a certified public accountant, attained the position of tax manager with Arthur Andersen LLP. Mr. Kent received a bachelor's degree and M.B.A. from Washington University.

DAVID C. ANDERSEN, 51 Senior Vice President - Communications. Prior to joining Charter Communications, Inc. in May 2000, Mr. Andersen served as Vice President of Communications for CNBC, the worldwide cable and satellite business news network subsidiary of NBC. Before that, starting in 1982 when he established their public relations department, Mr. Andersen served in various management positions at Cox Communications, Inc., most recently as Vice President of Public Affairs. Mr. Andersen serves on the Board of KIDSNET, and is a former Chairman of the National Captioning Institute's Cable Advisory Board. He received a B.S. degree in Journalism from the University of Kansas.

DAVID G. BARFORD, 42 Executive Vice President and Chief Operating Officer. Prior to joining Charter Communications Investment, Inc. in 1995, Mr. Barford held various senior marketing and operating roles during nine years at Comcast Cable Communications, Inc. He received a B.A. from California State University, Fullerton, and an M.B.A. from National University.

MARY PAT BLAKE, 45 Senior Vice President - Marketing and Programming. Prior to joining Charter Communications Investment, Inc. in 1995, Ms. Blake was active in the emerging business sector and formed Blake Investments, Inc. in 1993. She has 18 years of experience with senior management responsibilities in marketing, sales, finance, systems, and general management. Ms. Blake received a B.S. from the University of Minnesota and an M.B.A. from the Harvard Business School.

ERIC A. FREESMEIER, 47 Senior Vice President - Administration. From 1986 until joining Charter Investment, Inc. in 1998, Mr. Freesmeier served in various executive management positions at Edison Brothers Stores, Inc. Earlier he held management and executive positions at Montgomery Ward. Mr. Freesmeier holds bachelor's degrees from the University of Iowa and a master's degree from Northwestern University's Kellogg Graduate School of Management.

THOMAS R. JOKERST, 51 Senior Vice President - Advanced Technology Development. Mr. Jokerst joined Charter Investment, Inc. in 1994. Previously he served as a vice president of Cable Television Laboratories and as a regional director of engineering for Continental Cablevision. He is a graduate of Ranken Technical Institute and of Southern Illinois University.

KENT D. KALKWARF, 41 Executive Vice President and Chief Financial Officer. Prior to joining Charter Investment, Inc. in 1995, Mr. Kalkwarf was employed for 13 years by Arthur Andersen LLP where he attained the position of senior tax manager. He has extensive experience in cable, real estate, and international tax issues. Mr. Kalkwarf has a B.S. from Illinois Wesleyan University and is a certified public accountant.

RALPH G. KELLY, 44 Senior Vice President - Treasurer. Prior to joining Charter Investment, Inc. in 1993, Mr. Kelly was controller and then treasurer of Cencom Cable Associates. He left Charter in 1994, to become chief financial officer of CableMaxx, Inc., and returned in 1996. Mr. Kelly received his bachelor's degree in accounting from the University of Missouri - Columbia and his M.B.A. from Saint Louis University.

DAVID L. MCCALL, 45 Senior Vice President of Operations - Eastern Division. Prior to joining Charter Investment, Inc. in 1995, Mr. McCall was associated with Crown Cable and its predecessor company, Cencom Cable Associates, Inc. from 1983 to 1994. Earlier he was system manager of Coaxial Cable Developers. Mr. McCall has served as a director of the South Carolina Cable Television Association for the past 10 years.

JOHN C. PIETRI, 51 Senior Vice President - Engineering. Prior to joining Charter Investment, Inc. in 1998, Mr. Pietri was with Marcus Cable for eight years, most recently serving as senior vice president and chief technical officer. Earlier he was in operations with West Marc Communications and Minnesota Utility Contracting. Mr. Pietri attended the University of Wisconsin-Oshkosh.

MICHAEL E. RIDDLE, 42 Senior Vice President and Chief Information Officer. Prior to joining Charter Investment, Inc. in 1999, Mr. Riddle was director, applied technologies of Cox Communications for four years. Prior to that, he held technical and management positions during four years at Southwestern Bell and its subsidiaries. Mr. Riddle attended Fort Hays State University.

STEVEN A. SCHUMM, 48 Executive Vice President and Assistant to the President. Prior to joining Charter Investment, Inc. in 1998, Mr. Schumm was managing partner of the St. Louis office of Ernst & Young LLP, where he was a partner for 14 of 24 years. He served as one of 10 members of the firm's National Tax Committee. Mr. Schumm earned a B.S. degree from Saint Louis University.

CURTIS S. SHAW, 52 Senior Vice President, General Counsel and Secretary. Prior to joining Charter Investment, Inc. in 1997, Mr. Shaw served as corporate counsel to NYNEX since 1988. He has over 25 years of experience as a corporate lawyer, specializing in mergers and acquisitions, joint ventures, public offerings, financings, and federal securities and antitrust law. Mr. Shaw received a B.A. from Trinity College and a J.D. from Columbia University School of Law.

STEVEN E. SILVA, 41 Senior Vice President - Corporate Development and Technology. From 1983 until joining Charter Investment, Inc. in 1995, Mr. Silva served in various management positions at U.S. Computer Services, Inc. He is a member of the board of directors of High Speed Access Corp.

JAMES (TREY) H. SMITH, III, 52 Senior Vice President of Operations - Western Division. Mr. Smith was appointed to his current position in September 2000, previously serving as a Division President of AT&T Broadband. Before that, he was President and CEO of Rogers Cablesystems Ltd., Senior Vice President of the Western Region for MediaOne/Continental Cable and Executive Vice President of Operations for Times Mirror Cable TV, Inc. He received B.B.A. and M.B.A. degrees from Georgia State University and is a certified public accountant.

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

                  For the fiscal year ended December 31, 2000, Enstar Cable charged us management fees of approximately $167,100 and reimbursed expenses of $117,300. We also reimbursed Enstar Cable, Charter and its affiliates approximately $255,100 for system operating management services. In addition, programming services were purchased through Charter. We paid Charter approximately $628,400 for these programming services for fiscal year 2000.

PARTICIPATION IN DISTRIBUTIONS

                  The general partners are entitled to share in distributions from, and profit and losses in, the Partnership. See Item 5, "Market for Registrant's Equity Securities and Related Security Holder Matters."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                  The Partnership believes that no person beneficially owns more than 5% of the units. The Corporate General Partner is a wholly-owned subsidiary of Charter Communications Holding Company, LLC. Charter Communications Holding Company, LLC, through a subsidiary, owns a 100% interest in CC VII. Charter Communications Holding Company, LLC is beneficially controlled by Paul G. Allen through his ownership and control of Charter Communications, Inc., Charter Investment, Inc. and Vulcan Cable III, Inc.

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

FIDUCIARY RESPONSIBILITY AND INDEMNIFICATION OF THE GENERAL PARTNERS

                  A general partner is accountable to a limited partnership as a fiduciary and consequently must exercise good faith and integrity in handling partnership affairs. Where the question has arisen, some courts have held that a limited partner may institute legal action on his own behalf and on behalf of all other similarly situated limited partners (a class action) to recover damages for a breach of fiduciary duty by a general partner, or on behalf of the Partnership (a partnership derivative action) to recover damages from third parties. Section 14-9-1001 of the Georgia Revised Uniform Limited Partnership Act also allows a partner to maintain a partnership derivative action if general partners with authority to do so have refused to bring the action or if an effort to cause those general partners to bring the action is not likely to succeed. Some cases decided by federal courts have recognized the right of a limited partner to bring such actions under the Securities and Exchange Commission's Rule-10b-5 for recovery of damages resulting from a breach of fiduciary duty by a general partner involving fraud, deception or manipulation in connection with the limited partner's purchase or sale of partnership units.

                  The partnership agreement provides that the general partners will be indemnified by the Partnership for acts performed within the scope of their authority under the partnership agreement if the general partners
(i)-acted in good faith and in a manner that it reasonably believed to be in, or not opposed to, the best interests of the Partnership and the partners, and
(ii)-had no reasonable grounds to believe that their conduct was negligent. In addition, the partnership agreement provides that the general partners will not be liable to the Partnership or its limited partners for errors in judgment or other acts or omissions not amounting to negligence or misconduct. Therefore, limited partners will have a more limited right of action than they would have absent such provisions. In addition, the Partnership maintains, at its expense and in such reasonable amounts as the Corporate General Partner shall determine, a liability insurance policy which insures the Corporate General Partner, Charter and its affiliates (which include CC-VII), officers and directors and persons determined by the Corporate General Partner, against liabilities which they may incur with respect to claims made against them for wrongful or allegedly wrongful acts, including certain errors, misstatements, misleading statements, omissions, neglect or breaches of duty. To the extent that the exculpatory provisions purport to include indemnification for liabilities arising under the Securities Act of 1933, it is the opinion of the Securities and Exchange Commission that such indemnification is contrary to public policy and therefore unenforceable.

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

(b)         Reports on Form 8-K

            On December 15, 2000, an 8-K dated December 15, 2000, was filed to announce the withdrawal of a Preliminary Consent Statement filed on November 17, 2000.

                                   SIGNATURES

                  Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 30, 2001.

                             NSTAR INCOME/GROWTH PROGRAM SIX-A, L.P.

                                        By: Enstar Communications Corporation,
                                            Corporate General Partner

                                            By: /s/ Jerald L. Kent
                                                -----------------------------
                                                Jerald L. Kent
                                                Director, President and
                                                  Chief Executive Officer

                  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on the 30th day of March 2001.

  Signatures                      Title(*)
  ----------                      --------

/s/ Jerald L. Kent       Director, President and Chief Executive Officer
--------------------     (Principal Executive Officer)
Jerald L. Kent



/s/ Kent D. Kalkwarf     Executive Vice President and Chief Financial Officer
--------------------     (Principal Financial Officer and
Kent D. Kalkwarf         Principal Accounting Officer)


(*) Indicates position(s) held with Enstar Communications Corporation, the Corporate General Partner of the Registrant.

                         INDEX TO FINANCIAL STATEMENTS

                                                                                    PAGE
                                                                                    ----
Report of Independent Public Accountants                                             F-2

Balance Sheet as of December 31, 2000                                                F-3

Financial Statements for the year ended December 31, 2000:

   Statement of Operations                                                           F-4

   Statement of Partnership Capital (Deficit)                                        F-5

   Statement of Cash Flows                                                           F-6

Notes to Financial Statements                                                        F-7

Report of Independent Auditors                                                      F-16

Balance Sheet - December 31, 1999                                                   F-17

Financial Statements for each of the two years in the period ended December 31, 1999:

   Statements of Operations                                                         F-18

   Statements of Partnership Capital (Deficit)                                      F-19

   Statements of Cash Flows                                                         F-20

Notes to Financial Statements                                                       F-21


All schedules have been omitted because they are either not required, not applicable or the information has otherwise been supplied.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Partners of
Enstar Income/Growth Program Six-A, L.P.:

We have audited the accompanying balance sheet of Enstar Income/Growth Program Six-A, L.P. (a Georgia Limited Partnership) as of December 31, 2000, and the related statements of operations, partnership capital (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Enstar Income/Growth Program Six-A, L.P. as of December 31, 2000, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

/s/ ARTHUR ANDERSEN LLP



St. Louis, Missouri,
   March 23, 2001

                    ENSTAR INCOME/GROWTH PROGRAM SIX-A, L.P.

                      BALANCE SHEET AS OF DECEMBER 31, 2000

                                     ASSETS

ASSETS:
  Cash and cash equivalents                                          $    256,500
  Accounts receivable                                                     108,800
   Prepaid expenses and other assets                                       59,900
  Property, plant and equipment, net                                    4,771,900
  Franchise cost, net of accumulated amortization of $3,125,300           494,100
   Deferred loan costs and other deferred charges, net                     17,600
                                                                     ------------
                                                                     $  5,708,800
                                                                     ============

                 LIABILITIES AND PARTNERSHIP CAPITAL (DEFICIT)

LIABILITIES:
   Accounts payable                                                  $    181,100
   Accrued liabilities                                                    515,600
   Due to affiliates                                                    1,547,200
   Note payable - affiliate                                               700,000
                                                                     ------------
           Total liabilities                                            2,943,900
                                                                     ------------
PARTNERSHIP CAPITAL (DEFICIT):
   General partners                                                      (135,000)
   Limited partners                                                     2,899,900
                                                                     ------------
           Total partnership capital                                    2,764,900
                                                                     ------------
                                                                     $  5,708,800
                                                                     ============



         The accompanying notes are an integral part of this statement.

                    ENSTAR INCOME/GROWTH PROGRAM SIX-A, L.P.

                             STATEMENT OF OPERATIONS

                      FOR THE YEAR ENDED DECEMBER 31, 2000

REVENUES                                                                     $  3,342,000
                                                                             ------------
OPERATING EXPENSES:
   Service costs                                                                  978,600
   General and administrative expenses                                            544,600
   General partner management fees and reimbursed expenses                        539,500
   Depreciation and amortization                                                1,079,000
                                                                             ------------
                                                                                3,141,700
                                                                             ------------
           Operating income                                                       200,300
                                                                             ------------

OTHER INCOME (EXPENSE):
   Interest income                                                                 17,900
   Interest expense                                                               (99,100)
   Other                                                                          (27,900)
                                                                             ------------
                                                                                 (109,100)
                                                                             ------------
           Net income                                                        $     91,200
                                                                             ============

NET INCOME ALLOCATED TO GENERAL PARTNERS                                     $        900
                                                                             ============

NET INCOME ALLOCATED TO LIMITED PARTNERS                                     $     90,300
                                                                             ============

NET INCOME PER UNIT OF LIMITED PARTNERSHIP INTEREST                          $       1.13
                                                                             ============
WEIGHTED AVERAGE LIMITED PARTNERSHIP UNITS OUTSTANDING DURING
  THE YEAR                                                                         79,818
                                                                             ============


         The accompanying notes are an integral part of this statement.

                    ENSTAR INCOME/GROWTH PROGRAM SIX-A, L.P.

                   STATEMENT OF PARTNERSHIP CAPITAL (DEFICIT)

                                                          General       Limited
                                                          Partners      Partners       Total
                                                         ----------    ----------   ----------

PARTNERSHIP CAPITAL (DEFICIT), January 1, 2000           $ (135,900)   $2,809,600   $2,673,700

   Net income                                                   900        90,300       91,200
                                                         ----------    ----------   ----------
PARTNERSHIP CAPITAL (DEFICIT), December 31, 2000         $ (135,000)   $2,899,900   $2,764,900
                                                         ==========    ==========   ==========


         The accompanying notes are an integral part of this statement.

                    ENSTAR INCOME/GROWTH PROGRAM SIX-A, L.P.

                             STATEMENT OF CASH FLOWS

                      FOR THE YEAR ENDED DECEMBER 31, 2000

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                      $    91,200
   Adjustments to reconcile net income to net cash from operating activities-
     Depreciation and amortization                                                   1,079,000
     Changes in-
       Accounts receivable, prepaid expenses and other assets                           (2,300)
       Accounts payable, accrued liabilities and due to/from affiliates              1,602,200
                                                                                   -----------
           Net cash from operating activities                                        2,770,100
                                                                                   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                             (2,807,700)
   Increase in intangible assets                                                       (31,800)
                                                                                   -----------
            Net cash from investing activities                                      (2,839,500)
                                                                                   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayment of borrowings from affiliate                                             (350,000)
                                                                                   -----------
           Net cash from financing activities                                         (350,000)
                                                                                   -----------
           Net decrease in cash and cash equivalents                                  (419,400)

CASH AND CASH EQUIVALENTS, beginning of year                                           675,900
                                                                                   -----------
CASH AND CASH EQUIVALENTS, end of year                                             $   256,500
                                                                                   ===========

CASH PAID FOR INTEREST                                                             $        --
                                                                                   ===========

         The accompanying notes are an integral part of this statement.

                    ENSTAR INCOME/GROWTH PROGRAM SIX-A, L.P.

                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

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

CASH AND CASH EQUIVALENTS

                  The Partnership considers all highly liquid investments with original maturities of three months or less to be cash equivalents. These investments are carried at cost, which approximates fair market value. The Partnership has no cash equivalents at December 31, 2000.

PROPERTY, PLANT AND EQUIPMENT

                  Property, plant and equipment are stated at cost. Direct costs associated with installations in homes not previously served by cable are capitalized as part of the cable distribution system, and reconnects are expensed as incurred. For financial reporting, depreciation is computed using the straight-line method over the following estimated useful lives:

                 Cable distribution systems                  5-15 years
                 Vehicles                                       3 years
                 Furniture and equipment                      5-7 years
                 Leasehold improvements                   Life of lease

FRANCHISE COST

                  Costs incurred in obtaining and renewing cable franchises are deferred and amortized over the lives of the franchises. Costs relating to unsuccessful franchise applications are charged to expense when it is determined that the efforts to obtain the franchise will not be successful. Franchise rights acquired through the purchase of cable systems represent management's estimate of fair value and are generally amortized using the straight-line method over a period of up to 15 years. The period of up to 15 years is management's best estimate of the useful lives of the franchises and assumes substantially all of those franchises that expire during the period will be renewed by the Partnership.

                  As of December 31, 2000, the franchise agreements have expired in seven of the Partnership's franchise areas where it serves 2,521 basic subscribers. The Partnership continues to serve these customers while it is in negotiations to extend the franchise agreements and continues to pay franchise fees to the franchising authorities.

DEFERRED FINANCING COSTS AND OTHER DEFERRED CHARGES

                  Costs related to borrowings are deferred and amortized using the straight-line method over the terms of the related borrowings. As of December 31, 2000, other assets include $17,600 of deferred financing costs, net of accumulated amortization of $59,200. Other deferred charges are amortized using the straight-line method over two years.

                    ENSTAR INCOME/GROWTH PROGRAM SIX-A, L.P.

                          NOTES TO FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

IMPAIRMENT OF ASSETS

                  If facts and circumstances suggest that a long-lived asset may be impaired, the carrying value is reviewed. If a review indicates that the carrying value of such asset is not recoverable based on projected undiscounted net cash flows related to the asset over its remaining life, the carrying value of such asset is reduced to its estimated fair value.

REVENUES

                  Cable television revenues from basic and premium services are recognized when the related services are provided.

                  Installation revenues are recognized to the extent of direct selling costs incurred. The remainder, if any, is deferred and amortized to income over the estimated average period that customers are expected to remain connected to the cable system. As of December 31, 2000, no installation revenue has been deferred, as direct selling costs have exceeded installation revenue.

                  Local governmental authorities impose franchise fees on the Partnership ranging up to a federally mandated maximum of 5.0% of gross revenues. Such fees are collected on a monthly basis from the Partnership's customers and are periodically remitted to local franchise authorities. Franchise fees collected and paid are reported as revenues and expenses.

ADVERTISING COSTS

                  The Partnership expenses all advertising costs as incurred.

INCOME TAXES

                  As a partnership, Enstar Income/Growth Program Six-A, L.P. pays no income taxes. All of the income, gains, losses, deductions and credits of the Partnership are passed through to its partners. The basis in the Partnership's assets and liabilities differs for financial and tax reporting purposes. As of December 31, 2000, the book basis of the Partnership's net assets exceeds its tax basis by approximately $1,766,500.

                  The accompanying financial statements, which are prepared in accordance with accounting principles generally accepted in the United States, differ from the financial statements prepared for tax purposes due to the different treatment of various items as specified in the Internal Revenue Code. The net effect of these accounting differences is that the Partnership's net income for the year ended December 31, 2000, in the financial statements is approximately $426,800 less than tax income for the same period. The difference is principally due to timing differences in depreciation and amortization and depreciation expense.

                    ENSTAR INCOME/GROWTH PROGRAM SIX-A, L.P.

                          NOTES TO FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

NET INCOME (LOSS) PER UNIT OF LIMITED PARTNERSHIP INTEREST

                  Net income (loss) per unit of limited partnership interest is based on the average number of units outstanding during the periods presented. For this purpose, net income (loss) has been allocated 99% to the limited partners and 1% to the general partners. The general partners do not own units of partnership interest in the partnership, but rather hold a participation interest in the income, losses and distributions of the Partnership.

SEGMENTS

                  The Partnership has one segment, cable services.

USE OF ESTIMATES

                  The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts reported of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

                    ENSTAR INCOME/GROWTH PROGRAM SIX-A, L.P.

                          NOTES TO FINANCIAL STATEMENTS


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

NOTE 3 - SALE OF PARTNERSHIP ASSETS

                  In accordance with the partnership agreement, the Corporate General Partner has implemented a plan for liquidating the Partnership. On June 21, 2000 (as amended on September 29, 2000), the Partnership, together with certain affiliates (collectively, the "Sellers"), entered into a purchase and sale agreement (the "Gans I Agreement") with Multimedia Acquisition Corp., an affiliate of Gans Multimedia Partnership (the "Purchaser"). The Gans I Agreement provides for the Purchaser to acquire the assets comprising the Partnership's cable system serving Dyer, Tennessee, as well as certain assets of other

                    ENSTAR INCOME/GROWTH PROGRAM SIX-A, L.P.

                         NOTES TO FINANCIAL STATEMENTS


NOTE 3 - SALE OF PARTNERSHIP ASSETS (CONTINUED)

affiliates. The aggregate purchase price payable to the Sellers pursuant to the Gans I Agreement is $27,621,500 in cash (subject to normal closing adjustments). Of that amount, $3,972,157 (subject to normal closing adjustments) is payable to the Partnership. The allocation of the purchase price among each of the Sellers was assigned by the Purchaser for each of the systems.

                  On August 8, 2000 (as amended on September 29, 2000), the Partnership, together with certain affiliates (collectively, the "Selling Affiliates") entered into a purchase and sale agreement (the "Gans II Agreement") with Multimedia Acquisition Corp., an affiliate of Gans Multimedia Partnership (the "Buyer"). The Gans II Agreement provides for the Buyer to acquire the assets comprising the Partnership's cable system serving Flora, Illinois, as well as certain assets of other affiliates. The aggregate purchase price payable to the Selling Affiliates pursuant to the Gans II Agreement is $95,574,600 in cash (subject to normal closing adjustments). Of that amount, $12,444,000 (subject to normal closing adjustments) is payable to the Partnership. The allocation of the purchase price among each of the Selling Affiliates was assigned by the Buyer for each of the systems.

                  Both of these purchase and sale agreements are subject to numerous closing conditions, including without limitation: (a) receipt of the necessary governmental consents to transfer franchises covering an aggregate of 90% of the subscribers to be sold; (b) receipt of certain other material consents and approvals required for the consummation of the sale; (c) receipt of the necessary approvals of the limited partners and (d) other standard closing conditions. With respect to clause (c) above, completion of the transaction is contingent on the limited partners of the Partnership and the other selling affiliates voting to approve the sale. Furthermore, the Partnership is currently negotiating additional amendments to the purchase and sale agreements with the Purchaser. Accordingly, there can be no assurance that the sale will close.

NOTE 4 - PROPERTY, PLANT AND EQUIPMENT

                  Property, plant and equipment consists of the following at December 31, 2000:

Cable distribution systems             $ 11,089,400
Land and improvements                        86,600
Vehicles, furniture and equipment           490,900
                                       ------------
                                         11,666,900

Less-  Accumulated depreciation          (6,895,000)
                                       ------------
                                       $  4,771,900
                                       ============

                  Depreciation expense for the year ended December 31, 2000, was $803,400.

                    ENSTAR INCOME/GROWTH PROGRAM SIX-A, L.P.

                          NOTES TO FINANCIAL STATEMENTS


NOTE 5 - CREDIT FACILITY

                  The Partnership is party to a loan agreement with Enstar Finance Company, LLC ("EFC"), a subsidiary of the Corporate General Partner. The loan agreement provided for a revolving loan facility of $3,600,000. Total outstanding borrowings were $700,000 at December 31, 2000.

                  The Partnership's facility matures on August 31, 2001, at which time all amounts then outstanding are due in full. Borrowings bear interest at the lender's base rate (9.5% at December 31, 2000) plus 0.625%, or at an offshore rate (6.8025% at December 31, 2000) plus 1.875%. Under certain circumstances, the Partnership is required to make mandatory prepayments, which permanently reduce the maximum commitment under the facility. Borrowings under the Partnership's facility are collateralized by substantially all assets of the Partnership. The facility contains certain financial tests and other covenants including, among others, restrictions on incurrence of indebtedness, investments, sales of assets, acquisitions and other covenants, defaults and conditions. The facility does not restrict the payment of distributions to partners unless an event of default exists thereunder or the Partnership's ratio of debt to cash flow is greater than 4 to 1. The Partnership was in compliance with the covenants at December 31, 2000.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

LITIGATION

                  The Partnership is a party to lawsuits and claims that arose in the ordinary course of conducting its business. In the opinion of management, after consulting with legal counsel, the outcome of these lawsuits and claims will not have a material adverse effect on the Partnership's financial position or result of operations.

REGULATION IN THE CABLE TELEVISION INDUSTRY

                  The cable television industry is subject to extensive regulation at the federal, local and, in some instances, state levels. The Cable Communications Policy Act of 1984 (the "1984 Cable Act"), the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act" and together with the 1984 Cable Act, the "Cable Acts"), and the Telecommunications Act of 1996 (the "1996 Telecom Act"), establish a national policy to guide the development and regulation of cable television systems. The Federal Communications Commission (FCC) has principal responsibility for implementing the policies of the Cable Acts. Many aspects of such regulation are currently the subject of judicial proceedings and administrative or legislative proposals. Legislation and regulations continue to change, and the Partnership cannot predict the impact of future developments on the cable television industry.

                    ENSTAR INCOME/GROWTH PROGRAM SIX-A, L.P.

                          NOTES TO FINANCIAL STATEMENTS


NOTE 6 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

                  The 1992 Cable Act and the FCC's rules implementing that act generally have increased the administrative and operational expenses of cable television systems and have resulted in additional regulatory oversight by the FCC and local or state franchise authorities. The Cable Acts and the corresponding FCC regulations have established rate regulations.

                  The 1992 Cable Act permits certified local franchising authorities to order refunds of basic service tier rates paid in the previous 12-month period determined to be in excess of the maximum permitted rates. During 2000, the amounts refunded by the Partnership have been insignificant. The Partnership may be required to refund additional amounts in the future.

                  The Partnership believes that it has complied in all material respects with the provisions of the 1992 Cable Act, including the rate setting provisions promulgated by the FCC. However, in jurisdictions that have chosen not to certify, refunds covering the previous 12-month period may be ordered upon certification if the Partnership is unable to justify its basic rates. As of December 31, 2000, approximately 1% of the Partnership's local franchising authorities are certified to regulate basic tier rates. The Partnership is unable to estimate at this time the amount of refunds, if any, that may be payable by the Partnership in the event certain of its rates are successfully challenged by franchising authorities or found to be unreasonable by the FCC. The Partnership does not believe that the amount of any such refunds would have a material adverse effect on the financial position or result of operations of the Partnership.

                  The 1996 Telecom Act, among other things, immediately deregulated the rates for certain small cable operators and in certain limited circumstances rates on the basic service tier, and as of March 31, 1999, deregulated rates on the cable programming service tier (CPST). The FCC has taken the position that it will still adjudicate pending CPST complaints but will strictly limit its review, and possible refund orders, to the time period predating the sunset date, March 31, 1999. The Partnership does not believe any adjudication regarding their pre-sunset complaints will have a material adverse effect on the Partnership's financial position or results of operations.

                  A number of states subject cable television systems to the jurisdiction of centralized state governmental agencies, some of which impose regulation of a character similar to that of a public utility. State governmental agencies are required to follow FCC rules when prescribing rate regulation, and thus, state regulation of cable television rates is not allowed to be more restrictive than the federal or local regulation.

INSURANCE

                  The Partnership has third party insurance coverage for all of the cable television properties to cover damage to cable distribution plant and subscriber connections and against business interruptions resulting from such damage. This coverage is subject to a significant annual deductible which applies to all of the cable television properties, including the Partnership.

                    ENSTAR INCOME/GROWTH PROGRAM SIX-A, L.P.

                          NOTES TO FINANCIAL STATEMENTS


NOTE 6 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

                  Approximately 73% of the Partnership's subscribers are served by its system in Flora, Illinois, and neighboring communities. Significant damage to the system due to seasonal weather conditions or other events could have a material adverse effect on the Partnership's liquidity and cash flows. The Partnership continues to purchase insurance coverage in amounts its management views as appropriate for all other property, liability, automobile, workers' compensation and other types of insurable risks.

ENVIRONMENTAL LIABILITY

                  The Partnership's facility in Dyer, Tennessee, is located on the site of a former gas station. The Partnership is currently performing a Phase II environmental study to determine the environmental impact of the site. The Phase II study is expected to be completed in April 2001. The Partnership's environmental liability cannot be determined at this time.

NOTE 7 - EMPLOYEE BENEFIT PLAN

                  The Partnership participates in a cash or deferred profit sharing plan (the "Profit Sharing Plan") sponsored by a subsidiary of the Corporate General Partner, which covers substantially all of its employees. The Profit Sharing Plan provides that each participant may elect to make a contribution in an amount up to 15% of the participant's annual compensation which otherwise would have been payable to the participant as salary. Effective January 1, 1999, the Profit Sharing Plan was amended, whereby the Partnership would make an employer contribution equal to 100% of the first 3% and 50% of the next 2% of the participants' contributions. Contributions of $1,700 were made during 2000.

NOTE 8 - TRANSACTIONS WITH THE GENERAL PARTNERS AND AFFILIATES

                  The Partnership has a management and service agreement (the "Management Agreement") with Enstar Cable Corporation (the "Manager"), a wholly owned subsidiary of the Corporate General Partner, for a monthly management fee of 5% of gross revenues to the Manager excluding revenues from the sale of cable television systems or franchises. Management fee expense was $167,100 for the year ended December 31, 2000. Management fees are non-interest bearing.

                  In addition to the monthly management fee, the Partnership reimburses the Manager for direct expenses incurred on behalf of the Partnership, and for the Partnership's allocable share of operational costs associated with services provided by the Manager. Additionally, Charter and its affiliates provide other management and operational services for the Partnership. These expenses are charged to the properties served based primarily on the Partnership's allocable share of operational costs associated with the services provided. The total amount charged to the Partnership for these services approximated $372,400.

                  Substantially all programming services have been purchased through Charter. Charter charges the Partnership for these costs based on its costs. The Partnership recorded programming fee expense of $628,400. Programming fees are included in service costs in the statement of operations.

                    ENSTAR INCOME/GROWTH PROGRAM SIX-A, L.P.

                          NOTES TO FINANCIAL STATEMENTS


NOTE 9 - RECENTLY ISSUED ACCOUNTING STANDARDS

              Statement of Financial Accounting Standards Board (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, and SFAS 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, is effective for the Partnership as of January 1, 2001. SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value and that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. The Partnership has no derivative instruments. Adoption of these new accounting standards did not impact the financial statements of the Partnership.

                         REPORT OF INDEPENDENT AUDITORS

To the Partners of
Enstar Income/Growth Program Six-A, L.P. (A Georgia Limited Partnership):


We have audited the accompanying balance sheet of Enstar Income/Growth Program Six-A, L.P. (A Georgia Limited Partnership) as of December 31, 1999, and the related statements of operations, partnership capital (deficit), and cash flows for each of the two years in the period ended December 31, 1999. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Enstar Income/Growth Program Six-A, L.P. at December 31, 1999, and the results of its operations and its cash flows for each of the two years in the period then ended in conformity with accounting principles generally accepted in the United States.

                                           /s/ ERNST & YOUNG LLP



Los Angeles, California,
   March 24, 2000

                    ENSTAR INCOME/GROWTH PROGRAM SIX-A, L.P.

                     BALANCE SHEET - AS OF DECEMBER 31, 1999

ASSETS:
  Cash and cash equivalents                                                             $   675,900
  Accounts receivable, less allowance of $2,300 for possible losses                          46,500
   Prepaid expenses and other assets                                                        119,900
  Property, plant and equipment, less accumulated depreciation and amortization           2,767,600
  Franchise cost, net of accumulated amortization of $2,871,500                             722,900
   Deferred loan costs and other deferred charges, net                                       32,600
                                                                                        -----------
                                                                                        $ 4,365,400
                                                                                        ===========

                                LIABILITIES AND PARTNERSHIP CAPITAL

LIABILITIES:

   Accounts payable                                                                         260,800
   Due to affiliates                                                                        380,900
   Note payable - affiliate                                                               1,050,000
                                                                                        -----------
           Total liabilities                                                              1,691,700
                                                                                        -----------

COMMITMENTS AND CONTINGENCIES

PARTNERSHIP CAPITAL (DEFICIT):
   General partners                                                                        (135,900)
   Limited partners                                                                       2,809,600
                                                                                        -----------
           Total partnership capital                                                      2,673,700
                                                                                        -----------
                                                                                        $ 4,365,400
                                                                                        ===========


                 See accompanying notes to financial statements.

                    ENSTAR INCOME/GROWTH PROGRAM SIX-A, L.P.

                            STATEMENTS OF OPERATIONS

                                                                 Year Ended December 31
                                                              ----------------------------
                                                                  1998            1999
                                                              ------------    ------------

REVENUES                                                      $  3,630,300    $  3,463,300
                                                              ------------    ------------
OPERATING EXPENSES:
   Service costs                                                 1,125,800       1,126,300
   General and administrative expenses                             432,800         474,800
   General Partner management fees and reimbursed expenses         522,500         455,500
   Depreciation and amortization                                   837,900       1,025,300
                                                              ------------    ------------
                                                                 2,919,000       3,081,900
                                                              ------------    ------------
           Operating income                                        711,300         381,400
                                                              ------------    ------------
OTHER INCOME (EXPENSE):
   Interest expense                                               (214,900)       (149,900)
   Interest income                                                  31,000          22,700
   Gain on sale of cable assets                                        500              --
                                                              ------------    ------------
                                                                  (183,400)       (127,200)
                                                              ------------    ------------
           Net income                                         $    527,900    $    254,200
                                                              ============    ============

NET INCOME ALLOCATED TO GENERAL PARTNERS                      $      5,300    $      2,500
                                                              ============    ============

NET INCOME ALLOCATED TO LIMITED PARTNERS                      $    522,600    $    251,700
                                                              ============    ============

NET INCOME PER UNIT OF LIMITED PARTNERSHIP INTEREST           $       6.55    $       3.15
                                                              ============    ============
WEIGHTED AVERAGE LIMITED PARTNERSHIP UNITS
    OUTSTANDING DURING THE YEAR                                     79,818          79,818
                                                              ============    ============



                 See accompanying notes to financial statements.

                    ENSTAR INCOME/GROWTH PROGRAM SIX-A, L.P.

                   STATEMENTS OF PARTNERSHIP CAPITAL (DEFICIT)

                                                      General       Limited
                                                      Partners      Partners      Total
                                                     ----------    ----------   ----------

PARTNERSHIP CAPITAL (DEFICIT), January 1, 1998       $ (143,700)   $2,035,300   $1,891,600

   Net income for year                                    5,300       522,600      527,900
                                                     ----------    ----------   ----------
PARTNERSHIP CAPITAL (DEFICIT),December 31, 1998        (138,400)    2,557,900    2,419,500

   Net income for year                                    2,500       251,700      254,200
                                                     ----------    ----------   ----------
PARTNERSHIP CAPITAL (DEFICIT),December 31, 1999      $ (135,900)   $2,809,600   $2,673,700
                                                     ==========    ==========   ==========



                 See accompanying notes to financial statements.

                     ENSTAR INCOME/GROWTH PROGRAM SIX-A, L.P

                            STATEMENTS OF CASH FLOWS

                                                                                             Year Ended December 31
                                                                                          ----------------------------
                                                                                              1998            1999
                                                                                          ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                             $    527,900    $    254,200
   Adjustments to reconcile net income to net cash provided by operating activities-
       Depreciation and amortization                                                           837,900       1,025,300
       Amortization of deferred loan costs                                                      17,000          17,100
       Gain on sale of cable assets                                                               (500)             --
       Decrease from changes in-
         Accounts receivable, prepaid expenses and other assets                                 (9,900)        (98,300)
         Accounts payable                                                                     (167,500)        (31,900)
                                                                                          ------------    ------------
           Net cash provided by operating activities                                         1,204,900       1,166,400
                                                                                          ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                                       (215,200)       (492,400)
   Increase in intangible assets                                                               (24,600)        (44,400)
   Proceeds from sale of property, plant and equipment                                             500              --
                                                                                          ------------    ------------
            Net cash used in investing activities                                             (239,300)       (536,800)
                                                                                          ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayment of borrowings from affiliate                                                   (1,150,000)       (300,000)
   Deferred loan costs                                                                          (2,400)             --
   Due to affiliates                                                                            69,400        (195,700)
                                                                                          ------------    ------------
           Net cash used in financing activities                                            (1,083,000)       (495,700)
                                                                                          ------------    ------------
           Net increase (decrease) in cash and cash equivalents                               (117,400)        133,900

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                                 659,400         542,000
                                                                                          ------------    ------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                                  $    542,000    $    675,900
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

                  Cash equivalents at December 31, 1999, include $5,000 of short-term investments in certificates of deposit.

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

                 Cable television systems                    5-15 years
                 Vehicles                                       3 years
                 Furniture and equipment                      5-7 years
                 Leasehold improvements                   Life of lease

                  In 1998, the Partnership revised the estimated useful life of its existing plant assets in an Illinois franchise area from 15 years to approximately 11.3 years. The Partnership implemented the reduction as a result of a system upgrade that is required to be completed by June 2000 as provided for in the franchise agreement. The impact of this change in the life of the assets was to increase depreciation expense by approximately $16,700 in 1999.

FRANCHISE COST

                  The excess of cost over the fair values of tangible assets and customer lists of cable television systems acquired represents the cost of franchises. In addition, franchise cost includes capitalized costs incurred in obtaining new franchises and the renewal of existing franchises. These costs are amortized using the straight-line method over the lives of the franchises, ranging up to 15 years. The Partnership periodically evaluates the amortization periods of these intangible assets to determine whether events or circumstances warrant revised estimates of useful lives. Costs relating to unsuccessful franchise applications are charged to

                    ENSTAR INCOME/GROWTH PROGRAM SIX-A, L.P.

                          NOTES TO FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

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

                    ENSTAR INCOME/GROWTH PROGRAM SIX-A, L.P.

                          NOTES TO FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

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

                  The amended partnership agreement generally provides that all cash flows be distributed 1% to the general partners and 99% to the limited partners until the limited partners have received aggregate cash distributions equal to their original capital contributions. The amended partnership agreement also provides that all partnership operating profits be allocated to the partners in the same proportion as cash flow distributions are made. After the limited partners have received cash flow equal to their initial investment, the general partners will only receive a 1% distribution of proceeds from a disposition or refinancing of a system until the limited partners have received an annual simple interest return of at least 8% of their initial

                    ENSTAR INCOME/GROWTH PROGRAM SIX-A, L.P.

                          NOTES TO FINANCIAL STATEMENTS


NOTE 2 - PARTNERSHIP MATTERS (CONTINUED)

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

NOTE 4 - PROPERTY, PLANT AND EQUIPMENT

                  As of December 31, 1999, property, plant and equipment consisted of:

Cable television systems                                            $  8,317,600
Vehicles, furniture and equipment, and leasehold improvements            571,000
                                                                    ------------
                                                                       8,888,600

Less accumulated depreciation and amortization                        (6,121,000)
                                                                    ------------
                                                                    $  2,767,600
                                                                    ============

                    ENSTAR INCOME/GROWTH PROGRAM SIX-A, L.P.

                          NOTES TO FINANCIAL STATEMENTS


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

                    ENSTAR INCOME/GROWTH PROGRAM SIX-A, L.P.

                          NOTES TO FINANCIAL STATEMENTS


NOTE 7 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

                  Future minimum rental payments under non-cancelable operating leases that have remaining terms in excess of one year as of December 31, 1999, are as follows:

Year                               Amount
----                             ----------

2000                             $    3,900
2001                                  4,000
2002                                  4,100
2003                                  4,100
2004                                  1,200
Thereafter                            4,800
                                 ----------
                                 $   22,100
                                 ==========

                  Rentals, other than pole rentals, charged to operations approximated $17,900 and $15,900 in 1998 and 1999, respectively. Pole rentals approximated $42,300 and $35,900 in 1998 and 1999, respectively.

                  Other commitments include approximately $2.5 million at December 31, 1999, to upgrade the Partnership's Salem, Illinois System by June 2000.

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

                    ENSTAR INCOME/GROWTH PROGRAM SIX-A, L.P.

                          NOTES TO FINANCIAL STATEMENTS


NOTE 7 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

                  Approximately 73% of the Partnership's subscribers are served by its system in Flora, Illinois, and neighboring communities. Significant damage to the system due to seasonal weather conditions or other events could have a material adverse effect on the Partnership's liquidity and cash flows. The Partnership continues to purchase insurance coverage in amounts its management views as appropriate for all other property, liability, automobile, workers' compensation and other types of insurable risks.

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

NOTE 8 - EMPLOYEE BENEFIT PLAN

                  The Partnership participates in a cash or deferred profit sharing plan (the "Profit Sharing Plan") sponsored by a subsidiary of the Corporate General Partner, which covers substantially all of its employees. The Profit Sharing Plan provides that each participant may elect to make a contribution in an amount up to 15% of the participant's annual compensation which otherwise would have been payable to the participant as salary. Prior to 1999, the Partnership's contribution to the Profit Sharing Plan, as determined by management, was discretionary but could not exceed 15% of the annual aggregate compensation (as defined) paid to all participating employees. Effective January 1, 1999, the Profit Sharing Plan was amended, whereby the Partnership would make an employer contribution equal to 100% of the first 3% and 50% of the next 2% of the participants' contributions. Contributions of $4,000 were made during 1999.

NOTE 9 - TRANSACTIONS WITH THE GENERAL PARTNERS AND AFFILIATES

                  The Partnership has a management and service agreement with a wholly owned subsidiary of the Corporate General Partner (the "Manager") for a monthly management fee of 5% of gross receipts, as defined, from the operations of the Partnership. Management fee expense was $181,500 and $173,200 in 1998 and 1999, respectively.

                  In addition to the monthly management fee, the Partnership reimburses the Manager for direct expenses incurred on behalf of the Partnership, and for the Partnership's allocable share of operational costs associated with services provided by the Manager. All cable television properties managed by the Corporate General Partner and its subsidiaries are charged a proportionate share of these expenses. Charter and its affiliates provide management services for the Partnership. Such services were provided by FCLP and its

                    ENSTAR INCOME/GROWTH PROGRAM SIX-A, L.P.

                          NOTES TO FINANCIAL STATEMENTS



NOTE 9 - TRANSACTIONS WITH THE GENERAL PARTNERS AND AFFILIATES (CONTINUED)

affiliates prior to November 12, 1999. Corporate office allocations and district office expenses are charged to the properties served based primarily on the respective percentage of basic customers served within the designated service areas. The total amount charged to the Partnership for these services approximated $341,000 and $282,300 in 1998 and 1999, respectively.

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

                  The Partnership also receives certain system operating management services from an affiliate of the Corporate General Partner in addition to the Manager. The Partnership reimburses the affiliate for its allocable share of the affiliate's operational costs. The total amount charged to the Partnership for these costs approximated $15,600 and $20,900 in 1998 and 1999, respectively. No management fee is payable to the affiliate by the Partnership and there is no duplication of reimbursed expenses and costs paid to the Manager.

                  Substantially all programming services had been purchased through FCLP, and since November 12, 1999, have been purchased through Charter. FCLP charged the Partnership for these costs based on an estimate of what the Corporate General Partner could negotiate for such programming services for the 15 partnerships managed by the Corporate General Partner as a group. Charter charges the Partnership for these costs based on its costs. The Partnership recorded programming fee expense of $801,400 and $802,800 in 1998 and 1999, respectively. Programming fees are included in service costs in the statements of operations.

NOTE 10 - SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

                  Cash paid for interest amounted to $230,600 and $165,000 in 1998 and 1999, respectively.

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

  10.15 Franchise ordinance granting a non-exclusive community antenna television franchise for the city of Sandoval, Illinois.(7)

  10.16 A resolution of the Village Board of Odin, Illinois, extending the Cable Television Franchise of Enstar Cable. Passed and adopted December 12, 1994.(7)

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

  10.20           Loan Agreement between Enstar Income/Growth Program Six-A,
                  L.P. and Enstar Finance Company, LLC dated September 30,
                  1997.(9)

  10.21           television franchise for the city of Salem, Illinois.(10)

  10.22 A resolution of the village of Junction City, Illinois, extending the Cable Television Franchise of Enstar
                  Income/Growth Program Six-A. Adopted April 19, 1999. (11)

  10.23           Amendment No. 2 to Loan Agreement between Enstar Income/Growth
                  Program Six-A, L.P. and Enstar Finance Company, LLC.(12)

  10.24           Asset Purchase Agreement dated June 21, 2000, by and among
                  Multimedia Acquisition Corp., as Buyer, and Enstar Income
                  Program 1984-1, L.P., Enstar Income Program IV-3, L.P., Enstar
                  Income/Growth Program Six-A, L.P., Enstar VIII, Enstar VIII and Enstar X, Ltd., as Sellers.(13)

  10.25           Asset Purchase Agreement, dated August 8, 2000, by and among
                  Multimedia Acquisition Corp., as Buyer, and Enstar Income
                  Program II-1, L.P., Enstar Income Program II-2, L.P., Enstar
                  Income Program IV-1, L.P., Enstar Income Program IV-2, L.P.,
                  Enstar Income Program IV-3, L.P., Enstar Income/Growth Program
                  Five-A, L.P., Enstar Income/Growth Program Five-B, L.P.,
                  Enstar Income/Growth Program Six-A, L.P., Enstar IX and Enstar
                  XI, Ltd., as Sellers.(14)

  10.26           Amendment dated September 29, 2000, of the Asset Purchase
                  Agreement dated June 21, 2000, by and among Multimedia
                  Acquisition Corp., as Buyer, and Enstar Income Program 1984-1,
                  L.P., Enstar Income Program IV-3, L.P., Enstar Income/Growth
                  Program Six-A, L.P., Enstar VII, Enstar VIII and Enstar X,
                  Ltd., as Sellers.(15)

  10.27           Amendment dated September 29, 2000, of the Asset Purchase
                  Agreement dated August 8, 2000, by and among Multimedia
                  Acquisition Corp., as Buyer, and Enstar Income Program II-1,
                  L.P., Enstar Income Program II-2, L.P., Enstar Income Program
                  IV-3, L.P., Enstar Income/Growth Program Six-A, L.P., Enstar
                  IX, Ltd., Enstar XI, Ltd., Enstar IV/PBD Systems Venture,
                  Enstar Cable of Cumberland Valley and Enstar Cable of Macoupin
                  County, as Sellers.(16)

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

(12) Incorporated by reference to the exhibits to the Registrant's Quarterly Report on Form 10-Q, File No. 0-17687 for the quarter ended March 31, 2000.

(13) Incorporated by reference to the Current Report on Form 8-K of Enstar Income Program 1984-1, L.P., File No. 0-13333, filed on June 30, 2000.

(14) Incorporated by reference to the exhibits to the Current Report on Form 10-Q of Enstar Income Program II-1, L.P., File No. 0-14508 for the quarter ended June 30, 2000.

(15) Incorporated by reference to the exhibits to the Registrant's Quarterly Report on Form 10-Q, File No. 0-17687 for the quarter ended September 30, 2000.

(16) Incorporated by reference to the exhibits to the Current Report on Form 10-Q of Enstar Income Program IV-1, File No. 0-15705 for the quarter ended September 30, 2000.