Form 10-Q
period 2001-03-31
ENSTAR INCOME GROWTH PROGRAM SIX A L P
filed 2001-05-15
CIK 824778

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                   -------------------------------------------

                                    FORM 10-Q

(MARK ONE)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                     March 31, 2001
                                  ----------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to
                                --------------------       --------------------

                         Commission File Number        0-17687
                                                     -------------

                    Enstar Income/Growth Program Six-A, L.P.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


                           Georgia                                                                       58-1755230
--------------------------------------------------------------                            ------------------------------------------
      (State or other jurisdiction of incorporation or                                     (I.R.S. Employer Identification Number)
                        organization)

              12444 Powerscourt Dr., Suite 100
                     St. Louis, Missouri                                                                    63131
--------------------------------------------------------------                            ------------------------------------------
          (Address of principal executive offices)                                                       (Zip Code)

Registrant's telephone number, including
area code:                                                  (314) 965-0555
                                              ----------------------------------


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
Yes X No
   ---   ---

                         PART I - FINANCIAL INFORMATION

--------------------------------------------------------------------------------

                         ITEM 1. - FINANCIAL STATEMENTS

                    ENSTAR INCOME/GROWTH PROGRAM SIX-A, L.P.

                            CONDENSED BALANCE SHEETS

================================================================================



                                                                                             March 31,           December 31,
                                                                                                2001                2000*
                                                                                          -----------------    -----------------
                                                                                             (Unaudited)

ASSETS:
   Cash and cash equivalents                                                           $           467,400  $           256,500

   Accounts receivable, net of allowance of doubtful accounts of $18,300 and
     $19,500, respectively                                                                          45,100              108,800

   Prepaid expenses and other assets                                                                35,000               59,900

   Property, plant and equipment, net of accumulated
     depreciation of $7,088,900 and $6,895,000, respectively                                     4,606,200            4,771,900

   Franchise cost, net of accumulated amortization
     of $3,188,900 and $3,125,300, respectively                                                    430,500              494,100

   Deferred loan costs and other deferred charges, net                                              12,300               17,600
                                                                                          -----------------    -----------------

                                                                                       $         5,596,500  $         5,708,800
                                                                                          =================    =================

                       LIABILITIES AND PARTNERSHIP CAPITAL

LIABILITIES:

   Accounts payable                                                                    $            78,300  $           181,100
   Accrued liabilities                                                                             262,700              515,600
   Due to affiliates                                                                             1,756,100            1,547,200
   Note payable to affiliate                                                                       700,000              700,000
                                                                                          -----------------    -----------------

                                                                                                 2,797,100            2,943,900
                                                                                          -----------------    -----------------

PARTNERSHIP CAPITAL (DEFICIT):
   General Partners                                                                               (134,700)            (135,000)
   Limited Partners                                                                              2,934,100            2,899,900
                                                                                          -----------------    -----------------

          TOTAL PARTNERSHIP CAPITAL                                                              2,799,400            2,764,900
                                                                                          -----------------    -----------------

                                                                                       $         5,596,500  $         5,708,800
                                                                                          =================    =================

--------
*Agrees with audited balance sheet included in the Partnership's Annual Report on Form 10-K

              The accompanying notes are an integral part of these
                        condensed financial statements.

                    ENSTAR INCOME/GROWTH PROGRAM SIX-A, L.P.

                       CONDENSED STATEMENTS OF OPERATIONS

================================================================================


                                                                                                       Unaudited
                                                                                          -------------------------------------
                                                                                                   Three months ended
                                                                                                       March 31,
                                                                                          -------------------------------------
                                                                                               2001                 2000
                                                                                          ----------------    -----------------
REVENUES                                                                               $          816,300  $          837,200
                                                                                          ----------------    -----------------

OPERATING EXPENSES:
   Service costs                                                                                  249,900             262,900
   General and administrative expenses                                                            125,000             136,200
   General partner management fees and reimbursed expenses                                        124,700             115,800
   Depreciation and amortization                                                                  262,800             265,000
                                                                                          ----------------    -----------------

                                                                                                  762,400             779,900
                                                                                          ----------------    -----------------

OPERATING INCOME                                                                                   53,900              57,300
                                                                                          ----------------    -----------------

OTHER INCOME (EXPENSE):
   Interest income                                                                                    500               7,600
   Interest expense                                                                               (19,900)            (34,700)
                                                                                          ----------------    -----------------

                                                                                                  (19,400)            (27,100)
                                                                                          ----------------    -----------------

NET INCOME                                                                             $           34,500  $           30,200
                                                                                          ================    =================

Net income allocated to General Partners                                               $              300  $              300
                                                                                          ================    =================

Net income allocated to Limited Partners                                               $           34,200  $           29,900
                                                                                          ================    =================

NET INCOME PER UNIT OF LIMITED
     PARTNERSHIP INTEREST                                                              $             0.43  $             0.37
                                                                                          ================    =================

AVERAGE LIMITED PARTNERSHIP
     UNITS OUTSTANDING DURING PERIOD                                                               79,818              79,818
                                                                                          ================    =================



              The accompanying notes are an integral part of these
                        condensed financial statements.

                    ENSTAR INCOME/GROWTH PROGRAM SIX-A, L.P.

                       CONDENSED STATEMENTS OF CASH FLOWS

================================================================================


                                                                                                       Unaudited
                                                                                          -------------------------------------
                                                                                                   Three months ended
                                                                                                       March 31,
                                                                                          -------------------------------------
                                                                                               2001                 2000
                                                                                          ----------------    -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                          $           34,500  $           30,200
   Adjustments to reconcile net income to net cash
     from operating activities:
       Depreciation and amortization                                                              257,500             260,700
       Amortization of deferred loan costs                                                          5,300               4,300
       Changes in:
         Accounts receivable, prepaid expenses and other assets                                    88,600              39,500
         Accounts payable, accrued liabilities, and due to affiliates                            (146,800)            (15,100)
                                                                                          ----------------    -----------------

             Net cash from operating activities                                                   239,100             319,600
                                                                                          ----------------    -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                                           (28,200)           (110,900)
   Increase in intangible assets                                                                        -             (25,000)
                                                                                          ----------------    -----------------

             Net cash from investing activities                                                   (28,200)           (135,900)
                                                                                          ----------------    -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Deferred loan costs                                                                                  -              (6,500)
                                                                                          ----------------    -----------------

             Net cash from financing activities                                                         -              (6,500)
                                                                                          ----------------    -----------------

INCREASE IN CASH AND CASH EQUIVALENTS                                                             210,900             177,200

CASH AND CASH EQUIVALENTS
     AT BEGINNING OF PERIOD                                                                       256,500             675,900
                                                                                          ----------------    -----------------

CASH AND CASH EQUIVALENTS
     AT END OF PERIOD                                                                  $          467,400  $          853,100
                                                                                          ================    =================


              The accompanying notes are an integral part of these
                        condensed financial statements.

                    ENSTAR INCOME/GROWTH PROGRAM SIX-A, L.P.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                                   (UNAUDITED)

================================================================================


1. INTERIM FINANCIAL STATEMENTS

     The accompanying condensed interim financial statements for the Enstar Income/Growth Program Six-A, L.P. (the "Partnership"), as of March 31, 2001, and for the three months ended March 31, 2001 and 2000, are unaudited. These condensed interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2000. In the opinion of management, the condensed interim financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of such periods. The results of operations for the three months ended March 31, 2001, are not necessarily indicative of results for the entire year.

2. TRANSACTIONS WITH THE GENERAL PARTNERS AND AFFILIATES

     The Partnership has a management and service agreement (the "Management Agreement") with Enstar Cable Corporation (the "Manager"), a wholly owned subsidiary of Enstar Communications Corporation (ECC), the corporate general partner, for a monthly management fee of 5% of gross revenues to the Manager, excluding revenues from the sale of cable television systems or franchises. The Partnership's management fee expense approximated $40,800 and $41,800 for the three months ended March 31, 2001 and 2000, respectively. Management fees are non-interest bearing.

     In addition to the monthly management fee, the Partnership reimburses the manager for direct expenses incurred on behalf of the Partnership, and for the Partnership's allocable share of operational costs associated with services provided by the Manager. Additionally, Charter Communications Holding Company, LLC and its affiliates (collectively, "Charter") provide other management and operational services for the Partnership. These expenses are charged to the properties served based primarily on the Partnership's allocable share of operational costs associated with services provided. The total amount charged to the Partnership for these services approximated $83,900 and $74,000 for the three months ended March 31, 2001 and 2000.

     Substantially all programming services are purchased through Charter. Charter charges the Partnership for these costs based on its actual costs. The Partnership recorded programming fee expense of $166,200 and $163,900 for the three months ended March 31, 2001 and 2000, respectively. Programming fees are included in service costs in the accompanying condensed statements of operations.

     On September 30, 1997, ECC contributed a $269,300 receivable balance from the Partnership for past due management fees and reimbursed expenses as an equity contribution to its subsidiary, Enstar Finance Company, LLC. This balance remains an outstanding obligation of the Partnership. In the normal course of business, the Partnership pays interest and principal to Enstar Finance Company, LLC, the Partnership's primary lender, as well as a commitment fee on the unborrowed portion of its revolving loan facility.

3. NET INCOME PER UNIT OF LIMITED PARTNERSHIP INTEREST

     Net income per unit of limited partnership interest is based on the average number of units outstanding during the periods presented. For this purpose, net income has been allocated 99% to the Limited Partners and 1% to the General Partners. The General Partners do not own units of partnership interest in the Partnership, but rather hold a participation interest in the income, losses and distributions of the Partnership.

4. SUBSEQUENT EVENT

     The Partnership, together with certain affiliates (collectively, the "Selling Partnerships"), entered into two separate and comprehensive purchase and sales agreements, one dated as of June 21, 2000, as amended September 29, 2000 (the "Gans I Agreement") and the other dated as of August 8, 2000, as amended September 29, 2000 (the "Gans II Agreement") with Multimedia Acquisition Corp., an affiliate of Gans Multimedia Partnership ("Gans"). The Gans I Agreement provided for Gans to acquire the assets comprising the Partnership's Dyer, Tennessee cable system, as well as certain assets of the other Selling Partnerships. The Gans II Agreement provided for Gans to acquire the assets comprising the Partnership's Flora, Illinois cable system, as well as certain assets of the other Selling Partnerships.

     Following a series of discussions and meetings, the Partnership and Gans have determined that they will not be able to agree on certain further amendments to the Gans I and Gans II Agreements that are required in order to satisfy conditions precedent to close the transaction. In light of this, present economic and financial market conditions, and their impact on Gans' inability to arrange financing in order to close the acquisition, on April 18, 2001 the parties agreed to terminate the Gans I and Gans II Agreements.

     The Partnership's corporate general partner will continue to operate the Partnership's cable television systems and will continue to investigate potential divestiture transactions for the benefit of its unitholders.

     On November 17, 2000, the Partnership filed a Preliminary Consent Statement with the Securities and Exchange Commission, pursuant to which the Partnership's corporate general partner would solicit consents from the Limited Partners to approve the Gans I and Gans II Agreements. In light of the foregoing events, the Partnership has withdrawn the Preliminary Consent Statement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

     This report includes certain forward-looking statements regarding, among other things, our future results of operations, regulatory requirements, competition, capital needs and general business conditions applicable to the Partnership. Such forward-looking statements involve risks and uncertainties including, without limitation, the uncertainty of legislative and regulatory changes and the rapid developments in the competitive environment facing cable television operators such as the Partnership. In addition to the information provided here, reference is made to our Annual Report on Form 10-K for the year ended December 31, 2000, for additional information regarding such matters and the effect thereof on our business.

RESULTS OF OPERATIONS

     Our revenues decreased from $837,200 to $816,300, or 2.5%, for the three months ended March 31, 2001, as compared to the corresponding period in 2000. The decrease was due to a decline in the number of basic and premium service customers. As of March 31, 2001 and 2000, we had approximately 7,700 and 8,600 basic service customers, respectively, and 1,400 and 1,700 premium service customers, respectively.

     Our service costs decreased from $262,900 to $249,900, or 4.9%, for the three months ended March 31, 2001, as compared to the corresponding period in 2000. Service costs represent costs directly attributable to providing cable services to customers. The decrease was primarily due to the decline in customers and the increase in such services being provided and billed to us by Charter. Such expenses are included in general partner management and reimbursed expenses, rather than service costs.

     Gross margin decreased from $574,300 to $566,400, or 1.4%, for the three months ended March 31, 2001, as compared to the corresponding period in 2000. As a percentage of revenues, gross margin increased from 68.6% to 69.4% for the three months ended March 31, 2001, as compared to the corresponding period in 2000. The decrease in gross margin dollars was due to a change in customer mix as our premium service customer base declined. The increase in gross margin as a percentage of revenues was due to the increase in service costs being provided and billed to us by Charter during the three months ended March 31, 2001, as compared to the corresponding period in 2000.

     Our general and administrative expenses decreased from $136,200 to $125,000, or 8.2%, for the three months ended March 31, 2001, as compared to the corresponding period in 2000. The decrease was due to an increase in general and administrative expenses being provided and billed to us by Charter during the three months ended March 31, 2001, as compared to the corresponding period in 2000.

     Our general partner management fees and reimbursed expenses increased from $115,800 to $124,700, or 7.7%, for the three months ended March 31, 2001, as compared to the corresponding period in 2000. As discussed above, Charter now performs certain management and operational functions formerly performed by us. Therefore, we have higher costs reimbursed to Charter and lower service costs and general and administrative expenses.

     Our depreciation and amortization expense decreased from $265,000 to $262,800, or 0.1%, for the three months ended March 31, 2001, as compared to the corresponding period in 2000, due to a greater number of fixed assets being fully depreciated during 2000 and first quarter 2001, as compared to first quarter 2000.

     Due to the factors described above, our operating income decreased from $57,300 to $53,900, or 5.9%, for the three months ended March 31, 2001, as compared to the corresponding period in 2000.

     Our interest income decreased from $7,600 to $500, or 93.4%, for the three months ended March 31, 2001, as compared to the corresponding period in 2000, primarily due to lower average cash balances available for investment.

     Our interest expense decreased from $34,700 to $19,900, or 42.3%, for the three months ended March 31, 2001, as compared to the corresponding period in 2000, primarily due to lower average outstanding borrowings in 2001.

     Due to the factors described above, our net income increased from $30,200 to $34,500, or 14.2%, for the three months ended March 31, 2001, as compared to the corresponding period in 2000.

     Based on our experience in the cable television industry, we believe that operating income before depreciation and amortization, or EBITDA, and related measures of cash flow serve as important financial analysis tools for measuring and comparing cable television companies in several areas, such as liquidity, operating performance and leverage. EBITDA is not a measurement determined under generally accepted accounting principles (GAAP) and does not represent cash generated from operating activities in accordance with GAAP. EBITDA should not be considered by the reader as an alternative to net income, as an indicator of financial performance or as an alternative to cash flows as a measure of liquidity. In addition, the definition of EBITDA may not be identical to similarly titled measures used by other companies. EBITDA decreased from $318,000 to $316,700, or by 0.4%, for the three months ended March 31, 2001, as compared to the corresponding period in 2000. EBITDA as a percentage of revenues increased from 38.0% to 38.8% during the three months ended March 31, 2001, as compared to the corresponding period in 2000. The decrease in EBITDA was due to lower revenues and expenses, while the increase in EBITDA as a percentage of revenues was due primarily to lower service costs, as discussed above.

LIQUIDITY AND CAPITAL RESOURCES

     Our primary objective is to distribute to our partners all available cash flow from operations and proceeds from the sale of cable systems, if any, after providing for expenses, debt service and capital requirements relating to the expansion, improvement and upgrade of our existing cable systems.

     The Partnership, together with certain affiliates (collectively, the "Selling Partnerships"), entered into two separate and comprehensive purchase and sales agreements, one dated as of June 21, 2000, as amended September 29, 2000 (the "Gans I Agreement") and the other dated as of August 8, 2000, as amended September 29, 2000 (the "Gans II Agreement") with Multimedia Acquisition Corp., an affiliate of Gans Multimedia Partnership ("Gans"). The Gans I Agreement provided for Gans to acquire the assets comprising the Partnership's Dyer, Tennessee cable system, as well as certain assets of the other Selling Partnerships. The Gans II Agreement provided for Gans to acquire the assets comprising the Partnership's Flora, Illinois cable system, as well as certain assets of the other Selling Partnerships.

     Following a series of discussions and meetings, the Partnership and Gans have determined that they will not be able to agree on certain further amendments to the Gans I and Gans II Agreements that are required in order to satisfy conditions precedent to close the transactions. In light of this, present economic and financial market conditions, and their impact on Gans' inability to arrange financing in order to close the acquisitions, on April 18, 2001 the parties agreed to terminate the Gans I and Gans II Agreements.

     The Partnership's corporate general partner will continue to operate the Partnership's cable television systems and will continue to investigate potential divestiture transactions for the benefit of its unitholders.

     On November 17, 2000, the Partnership filed a Preliminary Consent Statement with the Securities and Exchange Commission, pursuant to which the Partnership's corporate general partner would solicit consents from the Limited Partners to approve the Gans I and Gans II Agreements. In light of the foregoing events, the Partnership has withdrawn the Preliminary Consent Statement.

     The Partnership's franchise agreement in Flora, Illinois is under negotiation for renewal and the Partnership believes that the renewed franchise agreement may require the Partnership to upgrade its cable plant at an estimated cost of $1,500,000 within 24 months. The full upgrade program is estimated to require aggregate capital expenditures of approximately $4,000,000. For the quarter ended March 31, 2001, capital spending approximated $28,200.

     We are party to a loan agreement with Enstar Finance Company, LLC, a subsidiary of ECC. The loan agreement provides for a revolving loan facility of $3,600,000. Total outstanding borrowings were $700,000 at March 31, 2001. We pay a commitment fee of 0.5% to Enstar Finance Company, LLC, on the unborrowed portion of the facility. We expect to increase borrowings under the facility in the future to fund the upgrade of our systems. However, borrowing capacity and our present cash reserves will be insufficient to fund our entire upgrade program. Consequently, if our systems are not sold, we will need to rely on increased cash flow from operations or new sources of financing in order to meet our future liquidity requirements. There can be no assurance that such cash flow increases can be attained, or that additional future financing will be available on terms acceptable to us. If we are not able to attain such cash flow increases, or obtain new sources of borrowings, we will not be able to complete our full upgrade program. As a result, the value of our systems will be lower than that of systems rebuilt to a higher technical standard.

     Our loan facility matures on August 31, 2001, at which time all amounts then outstanding are due in full. Borrowings bear interest at the lender's base rate (8.50% at March 31, 2001) plus 0.625%, or at an offshore rate (5.62% at March 31, 2001) plus 1.875%. Under certain circumstances, we are required to make mandatory prepayments, which permanently reduce the maximum commitment under the loan facility. The loan facility contains certain financial tests and other covenants including, among others, restrictions on incurrence of indebtedness, investments, sales of assets, acquisitions and other covenants, defaults and conditions. We believe that we are in compliance with the covenants at March 31, 2001. The loan facility does not restrict the payment of distributions to partners unless an event of default exists thereunder or our ratio of debt to cash flow is greater than 4 to 1. However, due to the upgrade program discussed above, the corporate general partner believes it is critical to conserve cash and borrowing capacity and, consequently, has concluded that it would not be prudent for the Partnership to resume paying distributions at this time.

     ECC contributed its $269,300 receivable balance from us for past due general partner management fees and reimbursed expenses as an equity contribution to Enstar Finance Company, LLC. This balance remains an outstanding obligation of ours.

     Insurance coverage is maintained for all of the cable television properties owned or managed by Charter to cover damage to cable distribution plant and customer connections and against business interruptions resulting from such damage. This coverage is subject to a significant annual deductible which applies to all of the cable television properties owned or managed by Charter, including those of the Partnership.

     Approximately 72% of our customers are served by our system in Flora, Illinois and neighboring communities. Significant damage to the system due to seasonal weather conditions or other events could have a material adverse effect on our liquidity and cash flows. We continue to purchase insurance coverage in amounts our management views as appropriate for all other property, liability, automobile, workers' compensation and other insurable risks.

     Operating activities provided $239,100 cash in the three months ended March 31, 2001. Changes in receivables and prepaid expenses provided $88,600 cash in the first three months of 2001, due to differences in the timing of receivable collections and the payment of prepaid expenses. We used $146,800 cash to pay liabilities owed to affiliates and third party creditors during the three months ended March 31, 2001, due to differences in the timing of payments. We used $28,200 cash in investing activities during the three months ended March 31, 2001, due to capital expenditures for our cable systems.

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

PART II.                   OTHER INFORMATION

ITEM 6.                    EXHIBITS AND REPORTS ON FORM 8-K

                           (A)      EXHIBITS

                                    None.

                           (B)      REPORTS ON FORM 8-K

                                    On April 30, 2001, the Registrant filed a current report on Form 8-K to announce the termination of its sale agreement with Multimedia Acquisition Corp.

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






                                 By:  ENSTAR COMMUNICATIONS CORPORATION
                                 General Partner






Date:  May 15, 2001              By:  /s/  Kent D. Kalkwarf
                                     ---------------------
                                     Kent D. Kalkwarf

                                     Executive Vice President and Chief
                                     Financial Officer
                                     (Principal Financial Officer and Principal
                                     Accounting Officer)