Form 10-Q
period 2001-06-30
ENSTAR INCOME GROWTH PROGRAM SIX A L P
filed 2001-08-14
CIK 824778

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q

(MARK ONE)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

                               -------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to
                               ----------------      ------------------

                         Commission File Number 0-17687
                                                -------

                    Enstar Income/Growth Program Six-A, L.P.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

                Georgia                                       58-1755230
                -------                                       ----------
(State or other jurisdiction of incorporation or             (I.R.S. Employer
              organization)                               Identification Number)

          12405 Powerscourt Drive
            St. Louis, Missouri                                   63131
            -------------------                                   -----
   (Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code:              (314) 965-0555
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

                         PART I - FINANCIAL INFORMATION

                         ITEM 1. - FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                    ENSTAR INCOME/GROWTH PROGRAM SIX-A, L.P.

                            CONDENSED BALANCE SHEETS

================================================================================


                                                                                 JUNE 30,      DECEMBER 31,
                                                                                   2001           2000 *
                                                                               -----------    -------------
                                                                               (UNAUDITED)
                                               ASSETS
ASSETS:
   Cash                                                                        $   735,700    $     256,500
   Accounts receivable, net of allowance of doubtful accounts
     of $12,700 and $19,500, respectively                                           50,900          108,800
   Prepaid expenses and other assets                                                42,800           59,900
   Property, plant and equipment, net of accumulated
     depreciation of $7,281,200 and $6,895,000, respectively                     4,497,400        4,771,900
   Franchise cost, net of accumulated amortization
     of $3,248,500 and $3,125,300, respectively                                    371,000          494,100
   Deferred loan costs and other deferred charges, net                               7,200           17,600
                                                                               -----------    -------------

                                                                               $ 5,705,000    $   5,708,800
                                                                               ===========    =============

                       LIABILITIES AND PARTNERSHIP CAPITAL

LIABILITIES:
   Accounts payable                                                            $    82,800    $     181,100
   Accrued liabilities                                                             327,300          515,600
   Due to affiliates                                                             1,841,700        1,547,200
   Note payable to affiliate                                                       700,000          700,000
                                                                               -----------    -------------

                                                                                 2,951,800        2,943,900
                                                                               -----------    -------------
PARTNERSHIP CAPITAL (DEFICIT):
   General Partners                                                               (135,100)        (135,000)
   Limited Partners                                                              2,888,300        2,899,900
                                                                               -----------    -------------

          TOTAL PARTNERSHIP CAPITAL                                              2,753,200        2,764,900
                                                                               -----------    -------------

                                                                               $ 5,705,000    $   5,708,800
                                                                               ===========    =============



    * Agrees with audited balance sheet included in the Partnership's Annual
                              Report on Form 10-K.



         The accompanying notes are an integral part of these condensed financial statements.

                    ENSTAR INCOME/GROWTH PROGRAM SIX-A, L.P.

                       CONDENSED STATEMENTS OF OPERATIONS

================================================================================



                                                                     UNAUDITED
                                                             --------------------------
                                                                 THREE MONTHS ENDED
                                                                      JUNE 30,
                                                             --------------------------
                                                                2001           2000
                                                             -----------    -----------
REVENUES                                                     $   809,800    $   837,100
                                                             -----------    -----------

OPERATING EXPENSES:
   Service costs                                                 258,100        217,600
   General and administrative expenses                           132,500        105,300
   General partner management fees and reimbursed expenses       132,200        125,800
   Depreciation and amortization                                 257,200        289,000
                                                             -----------    -----------

                                                                 780,000        737,700
                                                             -----------    -----------

OPERATING INCOME                                                  29,800         99,400
                                                             -----------    -----------

OTHER INCOME (EXPENSE):
   Interest income                                                 3,600          9,000
   Interest expense                                              (21,500)       (33,600)
   Other expense                                                 (58,100)            --
                                                             -----------    -----------

                                                                 (76,000)       (24,600)
                                                             -----------    -----------

NET INCOME (LOSS)                                            $   (46,200)   $    74,800
                                                             ===========    ===========

Net income (loss) allocated to General Partners              $      (400)   $       700
                                                             ===========    ===========

Net income (loss) allocated to Limited Partners              $   (45,800)   $    74,100
                                                             ===========    ===========

NET INCOME (LOSS) PER UNIT OF LIMITED
     PARTNERSHIP INTEREST                                    $     (0.57)   $      0.93
                                                             ===========    ===========

AVERAGE LIMITED PARTNERSHIP
     UNITS OUTSTANDING DURING PERIOD                              79,818         79,818
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

                    ENSTAR INCOME/GROWTH PROGRAM SIX-A, L.P.

                       CONDENSED STATEMENTS OF OPERATIONS

================================================================================

                                                                      UNAUDITED
                                                             --------------------------
                                                                  SIX MONTHS ENDED
                                                                      JUNE 30,
                                                             --------------------------
                                                                 2001           2000
                                                             -----------    -----------
REVENUES                                                     $ 1,626,100    $ 1,674,300
                                                             -----------    -----------

OPERATING EXPENSES:
   Service costs                                                 508,000        480,200
   General and administrative expenses                           257,500        234,000
   General partner management fees and reimbursed expenses       256,900        254,800
   Depreciation and amortization                                 520,000        549,700
                                                             -----------    -----------

                                                               1,542,400      1,518,700
                                                             -----------    -----------

OPERATING INCOME                                                  83,700        155,600
                                                             -----------    -----------

OTHER INCOME (EXPENSE):
   Interest income                                                 4,100         16,600
   Interest expense                                              (41,400)       (68,300)
   Other expense                                                 (58,100)            --
                                                             -----------    -----------

                                                                 (95,400)       (51,700)
                                                             -----------    -----------

NET INCOME (LOSS)                                            $   (11,700)   $   103,900
                                                             ===========    ===========

Net income (loss) allocated to General Partners              $      (100)   $     1,000
                                                             ===========    ===========

Net income (loss) allocated to Limited Partners              $   (11,600)   $   102,900
                                                             ===========    ===========

NET INCOME (LOSS) PER UNIT OF LIMITED
     PARTNERSHIP INTEREST                                    $     (0.15)   $      1.29
                                                             ===========    ===========

AVERAGE LIMITED PARTNERSHIP
     UNITS OUTSTANDING DURING PERIOD                              79,818         79,818
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

                    ENSTAR INCOME/GROWTH PROGRAM SIX-A, L.P.

                       CONDENSED STATEMENTS OF CASH FLOWS

================================================================================

                                                                                 UNAUDITED
                                                                        --------------------------
                                                                               SIX MONTHS ENDED
                                                                                  JUNE 30,
                                                                        --------------------------
                                                                           2001           2000
                                                                        -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                    $   (11,700)   $   103,900
   Adjustments to reconcile net income (loss) to net cash
     from operating activities:
       Depreciation and amortization                                        509,300        549,700
       Amortization of deferred loan costs                                   10,700          8,600
       Changes in:
         Accounts receivable, prepaid expenses and other assets              75,000            800
         Accounts payable, accrued liabilities, and due to affiliates         7,900        614,700
                                                                        -----------    -----------

             Net cash from operating activities                             591,200      1,277,700
                                                                        -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                    (111,700)    (1,172,000)
   Increase in intangible assets                                               (300)       (25,000)
                                                                        -----------    -----------

             Net cash from investing activities                            (112,000)    (1,197,000)
                                                                        -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Deferred loan costs                                                           --         (6,800)
                                                                        -----------    -----------

             Net cash from financing activities                                  --         (6,800)
                                                                        -----------    -----------

INCREASE IN CASH                                                            479,200         73,900

CASH AT BEGINNING OF PERIOD                                                 256,500        675,900
                                                                        -----------    -----------

CASH AT END OF PERIOD                                                   $   735,700    $   749,800
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

                    ENSTAR INCOME/GROWTH PROGRAM SIX-A, L.P.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                                   (UNAUDITED)

================================================================================

1. INTERIM FINANCIAL STATEMENTS

    The accompanying condensed interim financial statements for Enstar Income/Growth Program Six-A, L.P. (the "Partnership"), as of June 30, 2001, and for the three and six months ended June 30, 2001 and 2000, are unaudited. These condensed interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2000. In the opinion of management, the condensed interim financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of such periods. The results of operations for the three and six months ended June 30, 2001, are not necessarily indicative of results for the entire year.

2. LONG-TERM DEBT

    We are party to a loan agreement with Enstar Finance Company, LLC, a subsidiary of ECC. The loan agreement provides for a revolving loan facility of $3,600,000. Total outstanding borrowings were $700,000 at June 30, 2001. We pay a commitment fee of 0.5% to Enstar Finance Company, LLC, on the unborrowed portion of the facility. Borrowings bear interest at the lender's base rate (6.75% at June 30, 2001) plus 0.625%, or at an offshore rate (3.85% at June 30, 2001) plus 1.875%. Our loan facility matures on August 31, 2001, at which time all amounts then outstanding are due in full. It is anticipated that the loan facility will not be extended or replaced. However, our present cash reserves will be insufficient to fund our entire upgrade program. Consequently, it is expected an affiliate will advance funds to replace outstanding indebtedness. Such loan from the affiliate will be repaid to the affiliate if the transaction as outlined by the Letter of Intent discussed above, is completed. If our systems are not sold, we will need to rely on increased cash flow from operations or new sources of financing in order to meet our future liquidity requirements. There can be no assurance that such cash flow increases can be attained, or that additional future financing will be available on terms acceptable to us. If we are not able to attain such cash flow increases, or obtain new sources of borrowings, we will not be able to fully complete our cable systems upgrades. As a result, the value of our systems would be lower than that of systems rebuilt to a higher technical standard.

3. TRANSACTIONS WITH THE GENERAL PARTNERS AND AFFILIATES

    The Partnership has a management and service agreement (the "Management Agreement") with Enstar Cable Corporation (the "Manager"), a wholly owned subsidiary of Enstar Communications Corporation (ECC), the corporate general partner, for a monthly management fee of 5% of gross revenues to the Manager, excluding revenues from the sale of cable television systems or franchises. The Partnership's management fee expense approximated $40,500 and $81,300 for the three and six months ended June 30, 2001, respectively. For the three and six months ended June 30, 2000, the Partnership's management fee expense approximated $41,900 and $83,700, respectively. Management fees are non-interest bearing.

    In addition to the monthly management fee, the Partnership reimburses the manager for direct expenses incurred on behalf of the Partnership, and for the Partnership's allocable share of operational costs associated with services provided by the Manager. Additionally, Charter Communications Holding Company, LLC and its affiliates (collectively, "Charter") provide other management and operational services for the Partnership. These expenses are charged to the properties served based primarily on the Partnership's allocable share of operational costs associated with services provided. The total amount charged to the Partnership for these services approximated $91,700 and $175,600 for the three and six months ended June 30, 2001, respectively. For the three and six months ended June 30, 2000, the total amount charged to the Partnership for these services approximated $83,900 and $171,100, respectively.

    Substantially all programming services are purchased through Charter. Charter charges the Partnership for these costs based on its actual costs. The Partnership recorded programming fee expense of $160,100 and $326,300 for the three and six months ended June 30, 2001, respectively. For the three and six months ended June 30, 2000, the Partnership recorded programming fee expense of $147,600 and $311,500, respectively. Programming fees are included in service costs in the accompanying condensed statements of operations.

4. NET INCOME (LOSS) PER UNIT OF LIMITED PARTNERSHIP INTEREST

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

5. COMMITMENTS

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

    Following a series of discussions and meetings, the Partnership and Gans determined that they will not be able to agree on certain further amendments to the Gans I and Gans II Agreements that are required in order to satisfy conditions precedent to close the transaction. In light of this, present economic and financial market conditions, and their impact on Gans' inability to arrange financing in order to close the acquisition, on April 18, 2001 the parties agreed to terminate the Gans I and Gans II Agreements.

    The Partnership's corporate general partner will continue to operate the Partnership's cable television systems and will continue to investigate potential divestiture transactions for the benefit of its unitholders.

6. NEW ACCOUNTING STANDARDS

    In July 2001, the Financial Accounting Standards Board adopted Statements of Financial Accounting Standards (SFAS) No. 141 "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. SFAS No. 141 is required to be implemented for all acquisitions initiated after June 30, 2001 and all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001 or later. Adoption of SFAS No. 141 will not impact the condensed financial statements of the Partnership.

    Under SFAS No. 142, goodwill is no longer subject to amortization over its useful life, rather, it is subject to at least annual assessments of impairment. Also, under SFAS No. 142, an intangible asset should be recognized if the benefit of the intangible is obtained through contractual or other legal rights or if the intangible asset can be sold, transferred, licensed, rented or exchanged. Such intangibles will be amortized over their useful lives. Certain intangibles have indefinite useful lives and will not be amortized. SFAS No. 142 will be implemented by the Partnership on January 1, 2002. All goodwill and intangible assets acquired after June 30, 2001 will be immediately subject to the provisions of SFAS No. 142. The Partnership is currently in process of assessing the future impact of adoption of SFAS No. 142.

7. SUBSEQUENT EVENT

    In August 2001, as a result of an auction process with sealed bids, the corporate general partner received a non-binding letter of intent from Charter, a related party, to acquire the Illinois cable systems of the Partnership and certain of its affiliates, including the Partnership's Flora, Illinois cable systems. The bid from Charter exceeded those of all other bidders. The sale of the cable systems is subject to approval by a majority of the Partnership's limited partners and certain closing conditions, including regulatory approvals. There can be no assurance that this proposed sale will be consummated.

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

RESULTS OF OPERATIONS

    Revenues decreased from $837,100 to $809,800, or 3.3%, and from $1,674,300 to $1,626,100, or 2.9%, for the three and six months ended June 30, 2001, respectively, as compared to the corresponding periods in 2000. The decreases were due to a decline in the number of basic and premium service customers. As of June 30, 2001 and 2000, we had approximately 7,600 and 8,300 basic service customers, respectively, and 1,400 and 1,500 premium service customers, respectively.

    Service costs increased from $217,600 to $258,100, or 18.6%, and from $480,200 to $508,000, or 5.8%, for the three and six months ended June 30, 2001, respectively, as compared to the corresponding periods in 2000. Service costs represent programming costs and other costs directly attributable to providing cable services to customers. The increases were primarily due to an increase in pole rental fees during 2001.

    Gross margin decreased from $619,500 to $551,700, or 10.9%, and from $1,194,100 to $1,118,100, or 6.4%, for the three and six months ended June 30, 2001, respectively, as compared to the corresponding periods in 2000. As a percentage of revenues, gross margin decreased from 74.0% to 68.1%, and from 71.3% to 68.8%, for the three and six months ended June 30, 2001, respectively, as compared to the corresponding periods in 2000. The decreases in gross margin dollars and gross margin as a percentage of revenues were due to a decline in the number of customers coupled with rising service costs as described above during the three and six months ended June 30, 2001, as compared to the corresponding periods in 2000.

    General and administrative expenses increased from $105,300 to $132,500, or 25.8%, and from $234,000 to $257,500, or 10.0%, for the three and six months ended June 30, 2001, respectively, as compared to the corresponding periods in 2000 primarily due to an increase in professional fees.

    General partner management fees and reimbursed expenses increased from $125,800 to $132,200, or 5.1%, and from $254,800 to $256,900, or 0.8%, for the three and six months ended June 30, 2001, respectively, as compared to the corresponding periods in 2000. The increases were due to the increase in service costs being provided and billed to us by Charter during the three and six months ended June 30, 2001, as compared to the corresponding periods in 2000.

    Depreciation and amortization expense decreased from $289,000 to $257,200, or 11.0%, and from $549,700 to $520,000, or 5.4%, for the three and six months ended June 30, 2001, respectively, as compared to the corresponding periods in 2000, due to certain fixed assets becoming fully depreciated during 2000 and the first half of 2001.

    Due to the factors described above, our operating income decreased from $99,400 to $29,800, or 70.0%, and from $155,600 to $83,700, or 46.2%, for the three and six months ended June 30, 2001, respectively, as compared to the corresponding periods in 2000.

    Our interest income decreased from $9,000 to $3,600, or 60.0%, and from $16,600 to $4,100, or 75.3%, for the three and six months ended June 30, 2001, respectively, as compared to the corresponding periods in 2000, primarily due to lower average cash balances available for investment.

    Our interest expense decreased from $33,600 to $21,500, or 36.0%, and from $68,300 to $41,400, or 39.4%, for the three and six months ended June 30, 2001, respectively, as compared to the corresponding periods in 2000, primarily due to lower average outstanding borrowings in 2001.

    Other expense of $58,100 for the three months ended June 30, 2001 represents expenses associated with the termination of the Agreements with Gans.

    Due to the factors described above, our net income decreased from $74,800 to a net loss of $46,200, or 161.8%, and from $103,900 to a net loss of $11,700, or 111.3%, for the three and six months ended June 30, 2001, respectively, as compared to the corresponding periods in 2000.

    Based on our experience in the cable television industry, we believe that income before interest, income taxes, depreciation and amortization, or EBITDA, and related measures of cash flow serve as important financial analysis tools for measuring and comparing cable television companies in several areas, such as liquidity, operating performance and leverage. EBITDA is not a measurement determined under generally accepted accounting principles (GAAP) and does not represent cash generated from operating activities in accordance with GAAP. EBITDA should not be considered by the reader as an alternative to net income, as an indicator of financial performance or as an alternative to cash flows as a measure of liquidity. In addition, the definition of EBITDA may not be identical to similarly titled measures used by other companies. EBITDA decreased from $705,300 to $545,600, or 22.6%, for the six months ended June 30, 2001, as compared to the corresponding period in 2000. EBITDA as a percentage of revenues decreased from 42.1% to 33.6% for the six months ended June 30, 2001, as compared to the corresponding period in 2000.

    Operating activities provided $591,200 cash in the six months ended June 30, 2001. Changes in receivables and prepaid expenses provided $75,000 cash in the first six months of 2001, due to differences in the timing of receivable collections and the payment of prepaid expenses. Changes in liabilities owed to affiliates and third party creditors provided $7,900 in cash during the six months ended June 30, 2001, due to differences in the timing of payments. We used $112,000 cash in investing activities during the six months ended June 30, 2001, due to capital expenditures for our cable systems.

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

    In August 2001, as a result of an auction process with sealed bids, the corporate general partner received a non-binding letter of intent from Charter, a related party, to acquire the Illinois cable systems of the Partnership and certain of its affiliates, including the Partnership's Flora, Illinois cable systems. The bid from Charter exceeded those of all other bidders. The sale of the cable systems is subject to approval by a majority of the Partnership's limited partners and certain closing conditions, including regulatory approvals. There can be no assurance that this proposed sale will be consummated.

    The franchise agreement with the city of Flora, Illinois expired in 1994 and we have continued to operate our cable system and pay franchise fees to the city. In July 2001, Charter submitted another proposal to the city on behalf of the Partnership. The proposal would require the Partnership to upgrade it cable systems within 24-36 months in an amount of approximately $1,500,000. Should the determination not to renew the franchise be upheld, the Partnership would have no right to continue operations within the city unless the city issued a new franchise. The loss of the Partnership's franchise and the related loss of customers would have a significant adverse impact on the Partnership's financial condition and results of operations.

    We are party to a loan agreement with Enstar Finance Company, LLC, a subsidiary of ECC. The loan agreement provides for a revolving loan facility of $3,600,000. Total outstanding borrowings were $700,000 at June 30, 2001. We pay a commitment fee of 0.5% to Enstar Finance Company, LLC, on the unborrowed portion of the facility. Borrowings bear interest at the lender's base rate (6.75% at June 30, 2001) plus 0.625%, or at an offshore rate (3.85% at June 30, 2001) plus 1.875%. Our loan facility matures on August 31, 2001, at which time all amounts then outstanding are due in full. It is anticipated that the loan facility will not be extended or replaced. However, our present cash reserves will be insufficient to fund our entire upgrade program. Consequently, it is expected an affiliate will advance funds to replace outstanding indebtedness. Such loan from the affiliate will be repaid to the affiliate if the transaction as outlined by the letter of intent discussed above, is completed. If our systems are not sold, we will need to rely on increased cash flow from operations or new sources of financing in order to meet our future liquidity requirements and complete our planned upgrade program. There can be no assurance that such cash flow increases can be attained, or that additional future financing will be available on terms acceptable to us. If we are not able to attain such cash flow increases, or obtain new sources of borrowings, we will not be able to fully complete our cable systems upgrades. As a result, the value of our systems would be lower than that of systems rebuilt to a higher technical standard.

    The General Partner continues to conserve cash and, consequently, has concluded that it would not be prudent for the Partnership to resume paying distributions at this time.

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

    Approximately 72% of our customers are served by our system in Flora, Illinois and neighboring communities. Significant damage to the system due to seasonal weather conditions or other events could have a material adverse effect on our liquidity and cash flows. We continue to maintain insurance coverage in amounts our management views as appropriate for all other property, liability, automobile, workers' compensation and other insurable risks.

    Operating activities provided $591,200 cash in the six months ended June 30, 2001. Changes in receivables and prepaid expenses provided $75,000 cash in the first six months of 2001, due to differences in the timing of receivable collections and the payment of prepaid expenses. Changes in liabilities owed to affiliates and third party creditors provided $7,900 in cash during the six months ended June 30, 2001, due to differences in the timing of payments. We used $112,000 cash in investing activities during the six months ended June 30, 2001, due to capital expenditures for our cable systems.

NEW ACCOUNTING STANDARDS

    In July 2001, the Financial Accounting Standards Board adopted Statements of Financial Accounting Standards (SFAS) No. 141 "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. SFAS No. 141 is required to be implemented for all acquisitions initiated after June 30, 2001 and all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001 or later. Adoption of SFAS No. 141 will not impact the condensed financial statements of the Partnership.

    Under SFAS No. 142, goodwill is no longer subject to amortization over its useful life, rather, it is subject to at least annual assessments of impairment. Also, under SFAS No. 142, an intangible asset should be recognized if the benefit of the intangible is obtained through contractual or other legal rights or if the intangible asset can be sold, transferred, licensed, rented or exchanged. Such intangibles will be amortized over their useful lives. Certain intangibles have indefinite useful lives and will not be amortized. SFAS No. 142 will be implemented by the Partnership on January 1, 2002. All goodwill and intangible assets acquired after June 30, 2001 will be immediately subject to the provisions of SFAS No. 142. The Partnership is currently in process of assessing the future impact of adoption of SFAS No. 142.

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

                           PART II. OTHER INFORMATION

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

         (A)      EXHIBITS

                  None.

         (B)      REPORTS ON FORM 8-K

                  On May 1, 2001, the Registrant filed a current report on Form 8-K to announce the termination of its sale agreement with Multimedia Acquisition Corp.

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




                         By: ENSTAR COMMUNICATIONS CORPORATION
                         General Partner



Date:  August 14, 2001   By: /s/  Paul E. Martin
                             --------------------------------------------------
                             Paul E. Martin
                             Vice President and Corporate Controller
                             (Principal Financial Officer and Principal
                             Accounting Officer)