Form 10-Q
period 2001-09-30
ENSTAR INCOME GROWTH PROGRAM SIX A L P
filed 2001-11-13
CIK 824778

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended     September 30, 2001
                                   ------------------
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from_____________________ to _________________________

                         Commission File Number 0-17687
                                                -------

                    Enstar Income/Growth Program Six-A, L.P.
                    ----------------------------------------
             (Exact name of Registrant as specified in its charter)

           Georgia                                         58-1755230
           -------                                         ----------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                         Identification Number)

    12405 Powerscourt Drive
      St. Louis, Missouri                                     63131
    -----------------------                                   -----
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code:        (314) 965-0555
                                                           --------------

--------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS



                    ENSTAR INCOME/GROWTH PROGRAM SIX-A, L.P.

                            CONDENSED BALANCE SHEETS

                                                                                   SEPTEMBER 30,          DECEMBER 31,
                                                                                      2001                    2000 *
                                                                                  --------------            -----------
                                                                                    (UNAUDITED)

                                                          ASSETS

         ASSETS:
            Cash                                                                    $   638,200               $   256,500
            Accounts receivable, net of allowance of doubtful accounts
              of $15,300 and $19,500, respectively                                       55,400                   108,800
            Prepaid expenses and other assets                                            24,000                    59,900
            Property, plant and equipment, net of accumulated
              depreciation of $7,473,100 and $6,895,000, respectively                 4,370,300                 4,771,900
            Franchise cost, net of accumulated amortization
              of $3,299,600 and $3,125,300, respectively                                319,800                   494,100
            Deferred loan costs and other deferred charges, net                              --                    17,600
                                                                                    -----------               -----------

                                                                                    $ 5,407,700               $ 5,708,800
                                                                                    ===========               ===========

                                LIABILITIES AND PARTNERSHIP CAPITAL

         LIABILITIES:
            Accounts payable                                                        $    72,500               $   181,100
            Accrued liabilities                                                         316,800                   515,600
            Due to affiliates                                                         2,035,700                 1,547,200
            Note payable to affiliate                                                   250,000                   700,000
                                                                                    -----------               -----------

                                                                                      2,675,000                 2,943,900
                                                                                    -----------               -----------
         PARTNERSHIP CAPITAL (DEFICIT):
            General Partners                                                           (135,300)                 (135,000)
            Limited Partners                                                          2,868,000                 2,899,900
                                                                                    -----------               -----------

                   TOTAL PARTNERSHIP CAPITAL                                          2,732,700                 2,764,900
                                                                                    -----------               -----------

                                                                                    $ 5,407,700               $ 5,708,800
                                                                                    ===========               ===========



* Agrees with audited balance sheet included in the Partnership's Annual Report on Form 10-K.

The accompanying notes are an integral part of these condensed financial statements.

                    ENSTAR INCOME/GROWTH PROGRAM SIX-A, L.P.

                       CONDENSED STATEMENTS OF OPERATIONS

                                                                                           THREE MONTHS ENDED
                                                                                              SEPTEMBER 30,
                                                                                           ------------------
                                                                                        2001                   2000
                                                                                     -----------          ------------

                                                                                              (UNAUDITED)

             REVENUES                                                                $ 791,200               $ 843,900
                                                                                     ---------               ---------

             OPERATING EXPENSES:
                Service costs                                                          238,300                 233,800
                General and administrative expenses                                    184,200                 160,200
                General partner management fees and reimbursed expenses                129,300                 154,100
                Depreciation and amortization                                          250,500                 286,700
                                                                                     ---------               ---------

                                                                                       802,300                 834,800
                                                                                     ---------               ---------

             OPERATING INCOME (LOSS)                                                   (11,100)                  9,100
                                                                                     ---------               ---------

             OTHER INCOME (EXPENSE):
                Interest income                                                          4,200                   1,200
                Interest expense                                                        (4,500)                (31,300)
                Other expense                                                           (9,100)                     --
                                                                                     ---------               ---------

                                                                                        (9,400)                (30,100)
                                                                                     ---------               ---------

             NET LOSS                                                                $ (20,500)              $ (21,000)
                                                                                     =========               =========

             Net loss allocated to General Partners                                  $    (200)              $    (200)
                                                                                     =========               =========

             Net loss allocated to Limited Partners                                  $ (20,300)              $ (20,800)
                                                                                     =========               =========

             NET LOSS PER UNIT OF LIMITED
                  PARTNERSHIP INTEREST                                               $   (0.25)              $   (0.26)
                                                                                     =========               =========

             AVERAGE LIMITED PARTNERSHIP
                  UNITS OUTSTANDING DURING PERIOD                                       79,818                  79,818
                                                                                     =========               =========

The accompanying notes are an integral part of these condensed financial statements.

                    ENSTAR INCOME/GROWTH PROGRAM SIX-A, L.P.

                       CONDENSED STATEMENTS OF OPERATIONS

                                                                                             NINE MONTHS ENDED
                                                                                               SEPTEMBER 30,
                                                                                      ------------------------------
                                                                                      2001                     2000
                                                                                   ------------             -----------

                                                                                               (UNAUDITED)

           REVENUES                                                                $ 2,417,300               $ 2,518,200
                                                                                   -----------               -----------

           OPERATING EXPENSES:
              Service costs                                                            746,300                   714,000
              General and administrative expenses                                      441,700                   394,300
              General partner management fees and reimbursed expenses                  386,200                   408,900
              Depreciation and amortization                                            770,500                   836,400
                                                                                   -----------               -----------

                                                                                     2,344,700                 2,353,600
                                                                                   -----------               -----------
           OPERATING INCOME                                                             72,600                   164,600
                                                                                   -----------               -----------

           OTHER INCOME (EXPENSE):
              Interest income                                                            8,300                    17,800
              Interest expense                                                         (45,900)                  (99,600)
              Other expense                                                            (67,200)                       --
                                                                                   -----------               -----------

                                                                                      (104,800)                  (81,800)
                                                                                   -----------               -----------

           NET INCOME (LOSS)                                                       $   (32,200)              $    82,800
                                                                                   ===========               ===========

           Net income (loss) allocated to General Partners                         $      (300)              $       800
                                                                                   ===========               ===========

           Net income (loss) allocated to Limited Partners                         $   (31,900)              $    82,000
                                                                                   ===========               ===========

           NET INCOME (LOSS) PER UNIT OF LIMITED
                PARTNERSHIP INTEREST                                               $     (0.40)              $      1.03
                                                                                   ===========               ===========

           AVERAGE LIMITED PARTNERSHIP
                UNITS OUTSTANDING DURING PERIOD                                         79,818                    79,818
                                                                                   ===========               ===========

The accompanying notes are an integral part of these condensed financial statements.

                    ENSTAR INCOME/GROWTH PROGRAM SIX-A, L.P.
                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                                               NINE MONTHS ENDED
                                                                                                   SEPTEMBER 30,
                                                                                        -------------------------------------
                                                                                            2001                      2000
                                                                                        ------------              -----------

                                                                                                   (UNAUDITED)

     CASH FLOWS FROM OPERATING ACTIVITIES:
        Net income (loss)                                                               $   (32,200)              $    82,800
        Adjustments to reconcile net income (loss) to net cash
          from operating activities:
            Depreciation and amortization                                                   752,900                   836,400
            Amortization of deferred loan costs                                              17,600                    13,000
            Changes in:
              Accounts receivable, prepaid expenses and other assets                         89,300                    34,500
              Accounts payable, accrued liabilities, and due to affiliates                  181,100                 1,155,500
                                                                                        -----------               -----------

                  Net cash from operating activities                                      1,008,700                 2,122,200
                                                                                        -----------               -----------

     CASH FLOWS FROM INVESTING ACTIVITIES:
        Capital expenditures                                                               (176,500)               (2,073,900)
        Increase in intangible assets                                                          (500)                  (25,000)
                                                                                        -----------               -----------

                  Net cash from investing activities                                       (177,000)               (2,098,900)
                                                                                        -----------               -----------

     CASH FLOWS FROM FINANCING ACTIVITIES:
        Deferred loan costs                                                                      --                    (6,800)
        Repayment of debt                                                                  (450,000)                 (350,000)
                                                                                        -----------               -----------

                  Net cash from financing activities                                       (450,000)                 (356,800)
                                                                                        -----------               -----------

     INCREASE (DECREASE) IN CASH                                                            381,700                  (333,500)

     CASH AT BEGINNING OF PERIOD                                                            256,500                   675,900
                                                                                        -----------               -----------

     CASH AT END OF PERIOD                                                              $   638,200               $   342,400
                                                                                        ===========               ===========

The accompanying notes are an integral part of these condensed financial statements.

                    ENSTAR INCOME/GROWTH PROGRAM SIX-A, L.P.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                                   (UNAUDITED)

1.       INTERIM FINANCIAL STATEMENTS

         The accompanying condensed interim financial statements for Enstar Income/Growth Program Six-A, L.P. (the "Partnership"), as of September 30, 2001, and for the three and nine months ended September 30, 2001 and 2000, are unaudited. These condensed interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2000. In the opinion of management, the condensed interim financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of such periods. The results of operations for the three and nine months ended September 30, 2001 are not necessarily indicative of results for the entire year.

2.       TRANSACTIONS WITH THE GENERAL PARTNERS AND AFFILIATES

         The Partnership has a management and service agreement (the "Management Agreement") with Enstar Cable Corporation (the "Manager"). The Management Agreement provides for a monthly management fee of 5% of gross revenues, excluding revenues from the sale of cable television systems or franchises, payable to the Manager. The Manager is a wholly owned subsidiary of Enstar Communications Corporation (ECC), the corporate general partner. The Partnership's management fee expense approximated $39,600 and $42,200 for the three months ended September 30, 2001 and 2000, respectively, and $120,900 and $125,900 for the nine months ended September 30, 2001 and 2000, respectively. Management fees are non-interest bearing.

         In addition to the monthly management fee, the Partnership reimburses the manager for direct expenses incurred on behalf of the Partnership, and for the Partnership's allocable share of operational costs associated with services provided by the Manager. Additionally, Charter Communications Holding Company, LLC and its affiliates (collectively, "Charter") provide other management and operational services for the Partnership. These expenses are charged to the properties served based primarily on the Partnership's allocable share of operational costs associated with services provided. The total amount charged to the Partnership for these services approximated $89,700 and $111,900 for the three months ended September 30, 2001 and 2000, respectively, and $265,300 and $283,000 for the nine months ended September 30, 2001 and 2000, respectively.

         Substantially all programming services are purchased through Charter. Charter charges the Partnership for these costs based on its actual costs. The Partnership recorded programming fee expense of $156,600 and $156,300 for the three months ended September 30, 2001 and 2000, respectively, and $482,900 and $467,800 for the nine months ended September 30, 2001 and 2000, respectively. Programming fees are included in service costs in the accompanying condensed statements of operations.

3.       NET INCOME (LOSS) PER UNIT OF LIMITED PARTNERSHIP INTEREST

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

4.       LONG-TERM DEBT

         The Partnership was party to a loan agreement with Enstar Finance Company, LLC, a subsidiary of ECC. The loan agreement provided for a revolving loan facility of $3,600,000 and matured on August 31, 2001. The loan facility was not extended or replaced. However, our present cash reserves are insufficient to fund our entire upgrade program. Consequently, the Partnership signed an intercompany loan agreement in the amount of $250,000 with Falcon Cable Communications, LLC, an affiliate of the Partnership, for general working capital purposes. The loan matures on November 30, 2001 and bears interest at LIBOR plus 2.50% (5.99% at September 30, 2001).

                    ENSTAR INCOME/GROWTH PROGRAM SIX-A, L.P.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                                   (UNAUDITED)

         If the Partnership's systems are not sold, the Partnership will need to rely on increased cash flow from operations or new sources of financing in order to meet its future liquidity requirements. There can be no assurance that such cash flow increases can be attained, or that additional future financing will be available on terms acceptable to the Partnership. If the Partnership is not able to attain such cash flow increases, or obtain new sources of borrowings, it will not be able to fully complete its cable systems upgrades. As a result, the value of the Partnership's systems would be lower than that of systems rebuilt to a higher technical standard.

5.       PROPOSED SALES TRANSACTIONS

         The Partnership, together with certain affiliates (collectively, the "Gans Selling Partnerships"), entered into two separate and comprehensive purchase and sales agreements, one dated as of June 21, 2000, as amended September 29, 2000 (the "Gans I Agreement"), and the other dated as of August 8, 2000, as amended September 29, 2000 (the "Gans II Agreement"), with Multimedia Acquisition Corp., an affiliate of Gans Multimedia Partnership ("Gans"). The Gans I Agreement provided for Gans to acquire the assets comprising the Partnership's Dyer, Tennessee cable system, as well as certain assets of the other Gans Selling Partnerships. The Gans II Agreement provided for Gans to acquire the assets comprising the Partnership's Flora, Illinois cable system, as well as certain assets of the other Gans Selling Partnerships.

         Following a series of discussions and meetings, the Partnership and Gans determined that they were not able to agree on certain further amendments to the Gans I and Gans II Agreements required to satisfy conditions precedent to close the transactions. In light of these conditions and existing economic and financial market conditions, and their impact on Gans' inability to arrange financing in order to close the acquisitions, on April 18, 2001 the parties agreed to terminate the Gans I and Gans II Agreements.

         The Partnership, together with certain affiliates (collectively, the "Selling Partnerships"), entered into an asset purchase agreement (the "Illinois Agreement"), dated August 29, 2001, with certain indirect subsidiaries of Charter, a related party, to sell certain assets and liabilities of the Illinois cable systems of the Selling Partnerships. The Illinois Agreement was entered into as the result of an auction process with sealed bids, in which the bid from Charter for an aggregate purchase price of $63.0 million exceeded those of all other bidders. The net assets to be sold under the Illinois Agreement include the Partnership's Flora cable system in and around Cisne, Farmersville, Flora, Noble, Raymond, Salem, and Xenia, Illinois for a total purchase price of $12.7 million. Proceeds from the sale will be used to repay indebtedness and for transaction costs, general working capital purposes, capital expenditures, and distributions to partners. Each sale transaction outlined in the Illinois Agreement is contingent upon the closing of each of the other Selling Partnerships' sales transactions. The sale is subject to approval by a majority of the holders of the Partnership's outstanding units, approval by the other Selling Partnerships of their respective sales transactions and certain closing conditions, including regulatory approvals. There can be no assurance that this proposed sale will be consummated.

6.       NEW ACCOUNTING STANDARDS

         In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations", No. 142, "Goodwill and Other Intangible Assets" and No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. SFAS No. 141 is required to be implemented for all acquisitions initiated after June 30, 2001 and all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001 or later. Adoption of SFAS No. 141 will not impact the consolidated financial statements of the Partnership.

         Under SFAS No. 142, goodwill and other indefinite lived intangible assets are no longer subject to amortization over their useful lives, rather, they are subject to at least annual assessments for impairment. Also, under SFAS No. 142, an intangible asset should be recognized if the benefit of the intangible asset is obtained through contractual or other legal rights or if the intangible asset can be sold, transferred, licensed, rented or exchanged. Such intangibles will be amortized over their useful lives. SFAS No. 142 will be implemented by the Partnership on January 1, 2002 and all goodwill and intangible assets acquired after June 30, 2001 will be immediately subject to the provisions of SFAS No. 142. Upon adoption, the Partnership will no longer amortize indefinite lived

                    ENSTAR INCOME/GROWTH PROGRAM SIX-A, L.P.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                                   (UNAUDITED)

intangible assets, which consist primarily of cable franchise operating rights. The Partnership will test these assets for impairment at least annually. Other than during any periods in which the Partnership may record a charge for impairment, the Partnership expects that the adoption of SFAS No. 142 will result in increased income as a result of reduced amortization expense. Based on the Partnership's preliminary evaluation, the estimated amortization costs incurred during the three and nine months ended September 30, 2001, which will not be recurring costs subsequent to adoption, were $51,100 and $174,300, respectively.

         Under SFAS No. 143, the fair value of a liability for an asset retirement obligation is required to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 will be implemented by the Partnership on January 1, 2002. Adoption of SFAS No. 143 will not have a material impact on the consolidated financial statements of the Partnership.

         In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of by sale and resolves implementation issues related to SFAS No. 121. SFAS No. 144 will be implemented by the Partnership on January 1, 2002. The Partnership is currently in process of assessing the future impact of adoption of SFAS No. 144.

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

RESULTS OF OPERATIONS

         Revenues decreased from $843,900 to $791,200, or 6.2%, and from $2,518,200 to $2,417,300, or 4.0%, for the three and nine months ended September 30, 2001, respectively, as compared to the corresponding periods in 2000. The decreases were due to a decline in the number of basic and premium service customers. As of September 30, 2001 and 2000, we had approximately 7,500 and 8,200 basic service customers, respectively, and 1,300 and 2,000 premium service customers, respectively.

         Service costs increased from $233,800 to $238,300, or 1.9%, and from $714,000 to $746,300, or 4.5%, for the three and nine months ended September 30, 2001, respectively, as compared to the corresponding periods in 2000. Service costs represent programming costs and other costs directly attributable to providing cable services to customers. The increases were primarily due to higher maintenance and other service costs incurred by the Partnership, as compared to the corresponding periods in 2000.

         Gross margin decreased from $610,100 to $552,900, or 9.4%, and from $1,804,200 to $1,671,000, or 7.4%, for the three and nine months ended September 30, 2001, respectively, as compared to the corresponding periods in 2000. As a percentage of revenues, gross margin decreased from 72.3% to 69.9%, and from 71.6% to 69.1%, for the three and nine months ended September 30, 2001, respectively, as compared to the corresponding periods in 2000. The decreases in gross margin dollars and gross margin as a percentage of revenues were due to a decline in the number of customers coupled with rising service costs as described above during the three and nine months ended September 30, 2001, as compared to the corresponding periods in 2000.

         General and administrative expenses increased from $160,200 to $184,200, or 15.0%, and from $394,300 to $441,700, or 12.0%, for the three and nine months ended September 30, 2001, respectively, as compared to the corresponding periods in 2000 primarily due to an increase in professional fees.

         General partner management fees and reimbursed expenses decreased from $154,100 to $129,300, or 16.1%, and from $408,900 to $386,200, or 5.6%, for the three and nine months ended September 30, 2001, respectively, as compared to the corresponding periods in 2000. The decreases were due to the decrease in service costs being provided and billed to us by Charter during the three and nine months ended September 30, 2001, as compared to the corresponding periods in 2000.

         Depreciation and amortization expense decreased from $286,700 to $250,500, or 12.6%, and from $836,400 to $770,500, or 7.9%, for the three and nine months ended September 30, 2001, respectively, as compared to the corresponding periods in 2000, due to certain fixed assets becoming fully depreciated during 2000 and the nine months ended September 30, 2001.

         Due to the factors described above, our operating income decreased from $9,100 to an operating loss of $11,100, or 222.0%, and from $164,600 to $72,600, or 55.9%, for the three and nine months ended September 30, 2001, respectively, as compared to the corresponding periods in 2000.

         Interest income increased from $1,200 to $4,200, or 250.0%, and decreased from $17,800 to $8,300, or 53.4%, for the three and nine months ended September 30, 2001, respectively, as compared to the corresponding periods in 2000, primarily due to fluctuations in average cash balances available for investment.

         Interest expense decreased from $31,300 to $4,500, or 85.6%, and from $99,600 to $45,900, or 53.9%, for the three and nine months ended September 30, 2001, respectively, as compared to the corresponding periods in 2000, primarily due to lower average outstanding borrowings in 2001 and the expiration of the loan facility on August 31, 2001.

         Other expense of $9,100 and $67,200 for the three and nine months ended September 30, 2001 represents expenses associated with the termination of the Agreements with Gans.

         Due to the factors described above, our net loss decreased from $21,000 to $20,500, or 2.4%, for the three months ended September 30, 2001, and our net income decreased from $82,800 to a net loss of $32,200, or 139.9%, for the nine months ended September 30, 2001, respectively, as compared to the corresponding periods in 2000.

         Based on our experience in the cable television industry, we believe that income before interest, income taxes, depreciation and amortization, or EBITDA, and related measures of cash flow serve as important financial analysis tools for measuring and comparing cable television companies in several areas, such as liquidity, operating performance and leverage. EBITDA is not a measurement determined under generally accepted accounting principles (GAAP) and does not represent cash generated from operating activities in accordance with GAAP. EBITDA should not be considered by the reader as an alternative to net income, as an indicator of financial performance or as an alternative to cash flows as a measure of liquidity. In addition, the definition of EBITDA may not be identical to similarly titled measures used by other companies. EBITDA decreased from $1,001,000 to $775,900, or 22.5%, for the nine months ended September 30, 2001, as compared to the corresponding period in 2000. EBITDA as a percentage of revenues decreased from 39.8% to 32.1% for the nine months ended September 30, 2001, as compared to the corresponding period in 2000.

LIQUIDITY AND CAPITAL RESOURCES

         Our primary objective is to distribute to our partners all available cash flow from operations and proceeds from the sale of cable systems, if any, after providing for expenses, debt service and capital requirements relating to the expansion, improvement and upgrade of our existing cable systems.

         Operating activities provided $1,008,700 and $2,122,200 cash in the nine months ended September 30, 2001 and 2000, respectively. Changes in receivables and prepaid expenses provided $89,300 and $34,500 cash in the first nine months of 2001 and 2000, respectively, due to differences in the timing of receivable collections and the payment of prepaid expenses. Changes in liabilities owed to affiliates and third party creditors provided $181,100 and $1,155,500 in cash during the nine months ended September 30, 2001 and 2000, respectively, due to differences in the timing of payments. The Partnership used $177,000 and $2,098,900 cash in investing activities during the nine months ended September 30, 2001 and 2000, respectively, primarily due to capital expenditures for our cable systems. The Partnership used $450,000 and $356,800 cash in financing activities during the nine months ended September 2001 and 2000, respectively, primarily due to repayment of debt.

FINANCING ACTIVITIES

         The Partnership was party to a loan agreement with Enstar Finance Company, LLC, a subsidiary of ECC. The loan agreement provided for a revolving loan facility of $3,600,000 and matured on August 31, 2001. The loan facility was not extended or replaced. However, our present cash reserves are insufficient to fund our entire upgrade program. Consequently, the Partnership signed an intercompany loan agreement in the amount of $250,000 with Falcon Cable Communications, LLC, an affiliate of the Partnership, for general working capital purposes. The loan matures on November 30, 2001 and bears interest at LIBOR plus 2.50% (5.99% at September 30, 2001). Such loan from the affiliate will be repaid as outlined by the Letter of Intent.

         If the Partnership's systems are not sold, the Partnership will need to rely on increased cash flow from operations or new sources of financing in order to meet its future liquidity requirements. There can be no assurance that such cash flow increases can be attained, or that additional future financing will be available on terms acceptable to the Partnership. If the Partnership is not able to attain such cash flow increases, or obtain new sources of borrowings, it will not be able to fully complete its cable systems upgrades. As a result, the value of the Partnership's systems would be lower than that of systems rebuilt to a higher technical standard.

         The General Partner continues to conserve cash and, consequently, has concluded that it would not be prudent for the Partnership to resume paying distributions at this time.

PROPOSED SALES TRANSACTIONS

         The Partnership, together with certain affiliates (collectively, the "Gans Selling Partnerships"), entered into two separate and comprehensive purchase and sales agreements, one dated as of June 21, 2000, as amended September 29, 2000 (the "Gans I Agreement"), and the other dated as of August 8, 2000, as amended September 29, 2000 (the "Gans II Agreement"), with Multimedia Acquisition Corp., an affiliate of Gans Multimedia Partnership ("Gans"). The Gans I Agreement provided for Gans to acquire the assets comprising the Partnership's Dyer, Tennessee cable system, as well as certain assets of the other Gans Selling Partnerships. The Gans II Agreement provided for Gans to acquire the assets comprising the Partnership's Flora, Illinois cable system, as well as certain assets of the other Gans Selling Partnerships.

         Following a series of discussions and meetings, the Partnership and Gans have determined that they were not able to agree on certain further amendments to the Gans I and Gans II Agreements required to satisfy conditions precedent to close the transactions. In light of these conditions and existing economic and financial market conditions, and their impact on Gans' inability to arrange financing in order to close the acquisitions, on April 18, 2001 the parties agreed to terminate the Gans I and Gans II Agreements.

         The Partnership, together with certain affiliates (collectively, the "Selling Partnerships"), entered into an asset purchase agreement (the "Illinois Agreement"), dated August 29, 2001, with certain indirect subsidiaries of Charter, a related party, to sell certain assets and liabilities of the Illinois cable systems of the Selling Partnerships. The Illinois Agreement was entered into as the result of an auction process with sealed bids, in which the bid from Charter for an aggregate purchase price of $63.0 million exceeded those of all other bidders. The net assets to be sold under the Illinois Agreement include the Partnership's cable systems in and around Cisne, Farmersville, Flora, Noble, Raymond, Salem, and Xenia, Illinois for a total purchase price of $12.7 million. Proceeds from the sale will be used to repay indebtedness and for transaction costs, general working capital purposes, capital expenditures, and distributions to partners. Each sale transaction outlined in the Illinois Agreement is contingent upon the closing of each of the other Selling Partnerships' sales transactions. The sale is subject to approval by a majority of the holders of the Partnership's outstanding units, approval by the other Selling Partnerships of their respective sales transactions and certain closing conditions, including regulatory approvals. There can be no assurance that this proposed sale will be consummated.

         The franchise agreement with the city of Flora, Illinois expired in 1994 and we have continued to operate our cable system and pay franchise fees to the city. In July 2001, Charter submitted another proposal to the city on behalf of the Partnership. The proposal would require the Partnership to upgrade it cable systems within 24 to 36 months in an amount of approximately $1.5 million. Should the determination not to renew the franchise be upheld, the Partnership would have no right to continue operations within the city unless the city issued a new franchise. The loss of the Partnership's franchise and the related loss of customers would have a significant adverse impact on the Partnership's financial condition and results of operations.

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

         Approximately 73% of our customers are served by our system in Flora, Illinois and neighboring communities. Significant damage to the system due to seasonal weather conditions or other events could have a material adverse effect on our liquidity and cash flows. We continue to maintain insurance coverage in amounts our management views as appropriate for all other property, liability, automobile, workers' compensation and other insurable risks.

NEW ACCOUNTING STANDARDS

         In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations", No. 142, "Goodwill and Other Intangible Assets" and No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. SFAS No. 141 is required to be implemented for all acquisitions initiated after June 30, 2001 and all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001 or later. Adoption of SFAS No. 141 will not impact the consolidated financial statements of the Partnership.

         Under SFAS No. 142, goodwill and other indefinite lived intangible assets are no longer subject to amortization over their useful lives, rather, they are subject to at least annual assessments for impairment. Also, under SFAS No. 142, an intangible asset should be recognized if the benefit of the intangible asset is obtained through contractual or other legal rights or if the intangible asset can be sold, transferred, licensed, rented or exchanged. Such intangibles will be amortized over their useful lives. SFAS No. 142 will be implemented by the Partnership on January 1, 2002 and all goodwill and intangible assets acquired after June 30, 2001 will be immediately subject to the provisions of SFAS No. 142. Upon adoption, the Partnership will no longer amortize indefinite lived intangible assets, which consist primarily of cable franchise operating rights. The Partnership will test these assets for impairment at least annually. Other than during any periods in which the Partnership may record a charge for impairment, the Partnership expects that the adoption of SFAS No. 142 will result in increased income as a result of reduced amortization expense. Based on the Partnership's preliminary evaluation, the estimated amortization costs incurred during the three and nine months ended September 30, 2001, which will not be recurring costs subsequent to adoption, were $51,100 and $174,300, respectively.

         Under SFAS No. 143, the fair value of a liability for an asset retirement obligation is required to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 will be implemented by the Partnership on January 1, 2002. Adoption of SFAS No. 143 will not have a material impact on the consolidated financial statements of the Partnership.

         In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of by sale and resolves implementation issues related to SFAS No. 121. SFAS No. 144 will be implemented by the Partnership on January 1, 2002. The Partnership is currently in process of assessing the future impact of adoption of SFAS No. 144.

OTHER EVENTS

         Effective October 30, 2001, Carl E. Vogel was appointed to replace Steven A. Schumm as the sole director of Enstar Communications Corporation, the Partnership's corporate general partner.

ECONOMIC SLOWDOWN; TERRORISM; AND ARMED CONFLICT

         Although we do not believe that the recent terrorist attacks and the subsequent armed conflict and related events have resulted in any material changes to the Partnership's business and operations for the period ended September 30, 2001, it is difficult to assess the impact that these events, combined with the general economic slowdown, will have on future operations. These events, combined with the general economic slowdown, could result in reduced spending by customers and advertisers, which could reduce our revenues and operating cash flow. Additionally, an economic slowdown could affect our ability to collect accounts receivable. If we experience reduced operating revenues, it could negatively affect our ability to make expected capital expenditures and our ability to obtain financing at reasonable rates, if at all. Terrorist attacks could interrupt or disrupt our ability to deliver our services (or the services provided to us by programmers) and could cause unforeseen damage to the Partnership's physical facilities. Terrorism and the related events may have other adverse effects on the Partnership, in ways that cannot be presently predicted.

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

                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (A) EXHIBITS

         None.

         (B) REPORTS ON FORM 8-K

         On September 13, 2001, the Registrant filed a current report on Form 8-K to announce its asset purchase agreement with certain indirect subsidiaries of Charter Communications, Inc.

         On October 9, 2001, the Registrant filed a current report on Form 8-K to announce the resignation of Jerry Kent, President and Chief Executive Officer of Charter Communications, Inc. Effective concurrently with Mr. Kent's resignation, Steven A. Schumm, Executive Vice President and Assistant to the President, will serve as the sole director of Enstar Communications Corporation, the Partnership's corporate general partner.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        ENSTAR INCOME/GROWTH PROGRAM SIX-A, L.P.

                                        a GEORGIA LIMITED PARTNERSHIP
                                        ---------------------------------------
                                        (Registrant)


                                        By: ENSTAR COMMUNICATIONS CORPORATION
                                        General Partner

Date:  November 13, 2001                By:   /s/  Paul E. Martin
                                             -----------------------------------
                                              Paul E. Martin
                                              Vice President and Corporate
                                              Controller
                                              (Principal Financial Officer for
                                              Partnership Matters)