Form 10-Q
period 2002-03-31
ENSTAR INCOME GROWTH PROGRAM SIX A L P
filed 2002-05-15
CIK 824778

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(MARK ONE)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2002.

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from         to
                                                 ---------  ---------
                        Commission File Number: 000-17687

                    ENSTAR INCOME/GROWTH PROGRAM SIX-A, L.P.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                          Georgia                                                   58-1755230
                           -------                                                   ----------
(State or other jurisdiction of incorporation or organization)         (I.R.S. Employer Identification Number)


                   12405 Powerscourt Drive
                     St. Louis, Missouri                                                63131
                   -----------------------                                              -----
           (Address of principal executive offices)                                  (Zip Code)


     Registrant's telephone number, including area code:                           (314) 965-0555
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              ---   ---

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                    ENSTAR INCOME/GROWTH PROGRAM SIX-A, L.P.

                            CONDENSED BALANCE SHEETS

                                                                        MARCH 31,          DECEMBER 31,
                                                                           2002                2001*
                                                                       ---------           ------------
                                                                       (UNAUDITED)
                                 ASSETS

ASSETS:
   Cash                                                               $  463,800           $  465,800
   Accounts receivable                                                    46,800               52,200
   Prepaid expenses and other assets                                      26,300               13,300
   Property, plant and equipment, net of accumulated
     depreciation of $7,889,300 and $7,672,600, respectively           4,945,200            4,984,300
   Franchise cost, net of accumulated amortization
     of $3,340,500 and $3,328,700, respectively                          278,900              290,700
                                                                      ----------           ----------
       Total assets                                                   $5,761,000           $5,806,300
                                                                      ==========           ==========
                  LIABILITIES AND PARTNERSHIP CAPITAL

LIABILITIES:
   Accounts payable                                                   $   79,200           $   79,400
   Accrued liabilities                                                   347,600              437,600
   Due to affiliates                                                   2,308,500            2,244,000
   Note payable to affiliate                                             250,000              250,000
                                                                      ----------           ----------
       Total liabilities                                               2,985,300            3,011,000
                                                                      ----------           ----------
PARTNERSHIP CAPITAL (DEFICIT):
   General Partners                                                     (134,900)            (134,700)
   Limited Partners                                                    2,910,600            2,930,000
                                                                      ----------           ----------
       Total partnership capital                                       2,775,700            2,795,300
                                                                      ----------           ----------
       Total liabilities and partnership capital                      $5,761,000           $5,806,300
                                                                      ==========           ==========

* Agrees with the audited balance sheet included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2001.

                    ENSTAR INCOME/GROWTH PROGRAM SIX-A, L.P.

                       CONDENSED STATEMENTS OF OPERATIONS

                                                                           THREE MONTHS ENDED
                                                                                MARCH 31,
                                                                         -----------------------
                                                                           2002          2001
                                                                         --------       --------
                                                                               (UNAUDITED)
REVENUES                                                                 $773,200       $816,300
                                                                         --------       --------
OPERATING EXPENSES:
   Service costs                                                          250,200        249,900
   General and administrative expenses                                    114,100        125,000
   General partner management fees and reimbursed expenses                124,800        124,700
   Depreciation and amortization                                          228,500        262,800
                                                                         --------       --------
                                                                          717,600        762,400
                                                                         --------       --------
OPERATING INCOME                                                           55,600         53,900
                                                                         --------       --------
OTHER INCOME (EXPENSE):
   Interest income                                                            900            500
   Interest expense                                                        (3,600)       (19,900)
   Other                                                                  (72,500)            --
                                                                         --------       --------
                                                                          (75,200)       (19,400)
                                                                         --------       --------
NET INCOME (LOSS)                                                        $(19,600)      $ 34,500
                                                                         ========       ========
Net income (loss) allocated to General Partners                          $   (200)      $    300
                                                                         ========       ========
Net income (loss) allocated to Limited Partners                          $(19,400)      $ 34,200
                                                                         ========       ========
NET INCOME (LOSS) PER UNIT OF LIMITED PARTNERSHIP
     INTEREST                                                            $  (0.24)      $   0.43
                                                                         ========       ========
AVERAGE LIMITED PARTNERSHIP UNITS
     OUTSTANDING DURING PERIOD                                             79,818         79,818
                                                                         ========       ========

           See accompanying notes to condensed financial statements.

                    ENSTAR INCOME/GROWTH PROGRAM SIX-A, L.P.

                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                           THREE MONTHS ENDED
                                                                                MARCH 31,
                                                                         -----------------------
                                                                           2002          2001
                                                                         --------       --------
                                                                               (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                     $(19,600)      $ 34,500
   Adjustments to reconcile net income (loss) to net cash
     from operating activities:
       Depreciation and amortization                                      228,500        262,800
       Changes in:
         Accounts receivable, prepaid expenses and other assets            (7,600)        88,600
         Accounts payable, accrued liabilities and due to affiliates      (25,700)      (146,800)
                                                                         --------       --------
             Net cash from operating activities                           175,600        239,100
                                                                         --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                  (177,600)       (28,200)
                                                                         --------       --------
             Net cash from investing activities                          (177,600)       (28,200)
                                                                         --------       --------
NET INCREASE (DECREASE) IN CASH                                            (2,000)       210,900
CASH AT BEGINNING OF PERIOD                                               465,800        256,500
                                                                         --------       --------
CASH AT END OF PERIOD                                                    $463,800       $467,400
                                                                         ========       ========

           See accompanying notes to condensed financial statements.

                    ENSTAR INCOME/GROWTH PROGRAM SIX-A, L.P.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. INTERIM FINANCIAL STATEMENTS

     The accompanying condensed interim financial statements for Enstar Income/Growth Program Six-A, L.P. (the Partnership), as of March 31, 2002, and for the three months ended March 31, 2002 and 2001, are unaudited. These condensed interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2001. In the opinion of management, the condensed interim financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of such periods. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of results for the entire year.

2. TRANSACTIONS WITH THE GENERAL PARTNERS AND AFFILIATES

     The Partnership has a management and service agreement (the Management Agreement) with Enstar Cable Corporation (Enstar Cable), a wholly owned subsidiary of Enstar Communications Corporation (ECC), the Corporate General Partner, for a monthly management fee of 5% of gross revenues, as defined, from operations of the Partnership, excluding revenues from the sale of cable television systems or franchises, payable to Enstar Cable. Management fee expense was $38,700 and $40,800 for the three months ended March 31, 2002 and 2001, respectively. Management fees are non-interest bearing.

     In addition to the monthly management fee, the Partnership reimburses Enstar Cable for direct expenses incurred on behalf of the Partnership, and for the Partnership's allocable share of operational costs associated with services provided by Enstar Cable. Additionally, Charter Communications Holding Company, LLC and its affiliates (collectively, Charter) provide other management and operational services for the Partnership. These expenses are charged to the properties served based primarily on the Partnership's allocable share of operational costs associated with the services provided. The total amount charged to the Partnership for these services approximated $86,100 and $83,900 for the three months ended March 31, 2002 and 2001, respectively.

     All programming services have been purchased through Charter. Charter charges the Partnership for these costs based on its costs. The Partnership recorded programming fee expense of $182,500 and $166,200 for the three months ended March 31, 2002 and 2001, respectively. Programming fees are included in service costs in the accompanying condensed statements of operations.

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

4. LONG-TERM DEBT

     The Partnership was party to a loan agreement with Enstar Finance Company, LLC, a subsidiary of ECC. The loan agreement provided for a revolving loan facility of $3,600,000 and matured on August 31, 2001. The loan facility was not extended or replaced. The Partnership signed an intercompany loan agreement in the amount of $250,000 with Falcon Cable Communications, LLC, an affiliate of the Partnership, for general working capital purposes. The loan matures on April 1, 2003 and bears interest at LIBOR plus 2.50% (4.54% at March 31, 2002).

5.  SALE OF ASSETS

     On August 29, 2001, the Partnership entered into an asset purchase agreement providing for the sale of all of the Partnership's Illinois cable television systems in and around Cisne, Farmersville, Flora, Noble, Raymond, Salem and Xena, Illinois (the Flora cable television systems) to Rifkin Acquisition Partners, LLC (RAP), an affiliate of the Corporate General Partner and an indirect subsidiary of Charter, for a total sale price of approximately $12,674,500 (the Charter Sale). As a pre-condition to the sale, based on approval by the Limited Partners, the

                    ENSTAR INCOME/GROWTH PROGRAM SIX-A, L.P.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Partnership's partnership agreement was amended to allow the sale of assets to an affiliate of the Corporate General Partner. On April 10, 2002, the asset purchase agreement closed. Beginning April 10, 2002, the Partnership will present the Flora cable television systems as discontinued operations. During the three months ended March 31, 2002, the Flora cable television systems earned revenue of $565,800. At March 31, 2002, the Flora cable television systems had approximately 5,300 and 900 basic and premium customers, respectively. The Partnership expects to recognize a gain from the sale of the Flora cable television systems, although no assurance can be given regarding this matter.

     The Dyer, Tennessee headend is not included in the Charter Sale and will continue to be owned by the Partnership and operated by the Corporate General Partner indefinitely for the foreseeable future. The Corporate General Partner can give no assurance of when, or if, the Dyer, Tennessee headend will ever be sold.

6.  RECENTLY ISSUED ACCOUNTING STANDARDS

     In April 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 provides for the rescission of several previously issued accounting standards, new accounting guidance for the accounting for certain lease modifications and various technical corrections that are not substantive in nature to existing pronouncements. SFAS No. 145 will be adopted by the Partnership beginning January 1, 2003, except for the provisions relating to the amendment of SFAS No. 13, which will be adopted for transactions occurring subsequent to May 15, 2002. Adoption of SFAS No. 145 will not have a material impact on the condensed financial statements of the Partnership.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

     This report includes certain forward-looking statements regarding, among other things, our future results of operations, regulatory requirements, competition, capital needs and general business conditions applicable to us. Such forward-looking statements involve risks and uncertainties including, without limitation, the uncertainty of legislative and regulatory changes and the rapid developments in the competitive environment facing cable television operators such as us. In addition to the information provided here, reference is made to our Annual Report on Form 10-K for the year ended December 31, 2001, for additional information regarding such matters and the effect thereof on our business.

RESULTS OF OPERATIONS

     Revenues decreased $43,100 from $816,300 to $773,200, or 5.3%, for the three months ended March 31, 2002 compared to the corresponding period in 2001. The decrease was due to a decline in the number of basic and premium service customers. As of March 31, 2002 and 2001, we had approximately 7,300 and 7,700 basic service customers, respectively, and 1,100 and 1,400 premium service customers, respectively.

     Service costs increased $300 from $249,900 to $250,200, or less than 1%, for the three months ended March 31, 2002 compared to the corresponding period in 2001. Service costs represent programming costs and other costs directly attributable to providing cable services to customers.

         General and administrative expenses decreased $10,900 from $125,000 to $114,100, or 8.7%, for the three months ended March 31, 2002 compared to the corresponding period in 2001 primarily due to a decrease in bad debt expense.

     General partner management fees and reimbursed expenses increased $100 from $124,700 to $124,800, or less than 1%, for the three months ended March 31, 2002 compared to the corresponding period in 2001.

     Depreciation and amortization expense decreased $34,300 from $262,800 to $228,500, or 13.1%, for the three months ended March 31, 2002 compared to the corresponding period in 2001, due to a decrease in capital expenditures coupled with certain fixed assets becoming fully depreciated during the last three quarters of 2001 and the three months ended March 31, 2002.

         Due to the factors described above, our operating income increased $1,700 from $53,900 to $55,600, or 3.2%, for the three months ended March 31, 2002 compared to the corresponding period in 2001.

     Interest income increased $400 from $500 to $900, or 80.0%, for the three months ended March 31, 2002 compared to the corresponding period in 2001, primarily due to an increase in average cash balances available for investment.

     Interest expense decreased $16,300 from $19,900 to $3,600, or 81.9%, for the three months ended March 31, 2002 compared to the corresponding period in 2001, primarily due to the expiration of the loan facility on August 31, 2001.

     Other expense of $72,500 for the three months ended March 31, 2002 represents expenses associated with the sale of the Illinois cable television systems.

     Due to the factors described above, our net income decreased $54,100 from $34,500 to a net loss of $19,600, or 156.8%, for the three months ended March 31, 2002 compared to the corresponding period in 2001.

     Based on our experience in the cable television industry, we believe that income before interest, income taxes, depreciation and amortization, or EBITDA, and related measures of cash flow serve as important financial analysis tools for measuring and comparing cable television companies in several areas, such as liquidity, operating performance and leverage. EBITDA is not a measurement determined under generally accepted accounting principles (GAAP) and does not represent cash generated from operating activities in accordance with GAAP. EBITDA should not be considered by the reader as an alternative to net income, as an indicator of financial performance or as an alternative to cash flows as a measure of liquidity. In addition, the definition of EBITDA may not be identical to similarly titled measures used by other companies. EBITDA decreased $105,100 from $316,700 to $211,600, or 33.2%, for the three months ended March 31, 2002 compared to the corresponding period in 2001. EBITDA as a percentage of revenues decreased 11.4% from 38.8% to 27.4% for the three months ended March 31, 2002 compared to the corresponding period in 2001.

     Operating activities provided $175,600 and $239,100 in the three months ended March 31, 2002 and 2001, respectively. Changes in receivables, prepaid expenses and other assets used $7,600 and provided $88,600 in the first three months of 2002 and 2001, respectively, due to differences in the timing of receivable collections and the payment of prepaid expenses. Changes in liabilities owed to affiliates and third party creditors used $25,700 and $146,800 during the three months ended March 31, 2002 and 2001, respectively, due to differences in the timing of payments.

     Investing activities used $177,600 and $28,200 during the three months ended March 31, 2002 and 2001, respectively, primarily due to capital expenditures for our cable systems.

LIQUIDITY AND CAPITAL RESOURCES

     Our capital expenditures were $177,600 for the three months ended March 31, 2002. We do not anticipate making significant additional upgrades to cable plant or headend electronics. See "Results of Operations" for discussion regarding cash from operating, investing and financing activities.

INVESTING ACTIVITIES

     Significant capital would be required for a comprehensive plant and headend upgrade, particularly in light of the high cost of electronics to activate two-way service, for speed cable modem Internet and other interactive services, as well as to increase channel capacity and allow a greater variety of video services. Our capital expenditures for recent upgrades have been made with available funds, and have enhanced the economic value of our systems.

     The estimated cost of all of these upgrades would be approximately $2.2 million (for an upgrade to 550 megahertz capacity) and $2.6 million (for an upgrade to 870 megahertz capacity). Given the high cost of this comprehensive upgrade plan, the limited funds available, and the belief that a comprehensive plan is not economically prudent, Enstar Communications Corporation (the Corporate General Partner) does not presently anticipate that it will proceed with a comprehensive upgrade plan. Provided there are available funds, the Corporate General Partner will, however, continue to evaluate alternative, cost-effective solutions to increase channel capacity, pay-per-view services, and digital services which would enhance the value of our systems and be economically prudent.

FINANCING ACTIVITIES

     We were party to a loan agreement with Enstar Finance Company, LLC, a subsidiary of the Corporate General Partner. The loan agreement provided for a revolving loan facility of $3,600,000 and matured on August 31, 2001. The loan facility was not extended or replaced. We signed an intercompany loan agreement in the amount of $250,000 with Falcon Cable Communications, LLC, our affiliate, for general working capital purposes. The loan matures on April 1, 2003 and bears interest at LIBOR plus 2.50% (4.54% at March 31, 2002).

SALE OF ASSETS

     On August 29, 2001, we entered into an asset purchase agreement providing for the sale of all of our Illinois cable television systems in and around Cisne, Farmersville, Flora, Noble, Raymond, Salem and Xena, Illinois to Rifkin Acquisition Partners, LLC (RAP), an affiliate of Enstar Communications Corporation (the Corporate General Partner) and an indirect subsidiary of Charter Communications Holdings Company, LLC, for a total sale price of approximately $12,674,500 (the Charter Sale). As a pre-condition to the sale, based on approval by the Limited Partners, our partnership agreement was amended to allow the sale of assets to an affiliate of the Corporate General Partner. On April 10, 2002, the asset purchase agreement closed.

     The Dyer, Tennessee headend is not included in the Charter Sale and will continue to be owned and operated by the Corporate General Partner indefinitely for the foreseeable future. The Corporate General Partner can give no assurance of when, or if, the Dyer, Tennessee headend will ever be sold.

     After setting aside a $1,000,000 reserve to fund the Dyer headend's working capital needs, and paying or providing for the payment of the expenses of the Charter Sale, the Corporate General Partner will make one or more distributions of our allocable share of the remaining net sale proceeds, in accordance with its partnership agreement. We intend to make an initial distribution of approximately $109 per Limited Partnership unit on or about May 15, 2002, with a second distribution of approximately $89 per Limited Partnership unit on or about September 30, 2002.

COMMITMENTS AND CONTINGENCIES

     Insurance coverage is maintained for all of the cable television properties owned or managed by Charter to cover damage to cable distribution systems, customer connections and against business interruptions resulting from such damage. This coverage is subject to a significant annual deductible which applies to all of the cable television properties owned or managed by Charter, including ours.

     Approximately 100% of our customers are served by our system in Dyer, Illinois and neighboring communities. Significant damage to the system due to seasonal weather conditions or other events could have a material adverse effect on our liquidity and cash flow. We continue to maintain insurance coverage in amounts our management views as appropriate for all other property, liability, automobile, workers' compensation and other insurable risks.

     Although we do not believe that the terrorist attacks on September 11, 2001 and the related events have resulted in any material changes to our business and operations to date, it is difficult to assess the impact that these events, combined with the general economic slowdown, will have on future operations. These events could result in reduced spending by customers and advertisers, which could reduce our revenues and operating cash flow, as well as the collectibility of accounts receivable.

RECENTLY ISSUED ACCOUNTING STANDARDS

     In April 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 provides for the rescission of several previously issued accounting standards, new accounting guidance for the accounting for certain lease modifications and various technical corrections that are not substantive in nature to existing pronouncements. SFAS No. 145 will be adopted by us beginning January 1, 2003, except for the provisions relating to the amendment of SFAS No. 13, which will be adopted for transactions occurring subsequent to May 15, 2002. Adoption of SFAS No. 145 will not have a material impact on the condensed financial statements.

INFLATION

     Certain of our expenses, such as those for wages and benefits, equipment repair and replacement, and billing and marketing generally increase with inflation. However, we do not believe that our financial results have been, or will be, adversely affected by inflation in a material manner, provided that we are able to increase our service prices periodically, of which there can be no assurance.

                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

        (A)   EXHIBITS

              2.1 Letter of Amendment, dated April 10, 2002, by and between Charter Communications Entertainment I, LLC, Interlink Communications Partners, LLC, and Rifkin Acquisitions Partners, LLC and Enstar Income Program II-1, L.P., Enstar Income Program II-2, L.P., Enstar Income Program IV-3, L.P., Enstar Income/Growth Program Six-A, L.P., Enstar IV/PBD Systems Venture, and Enstar Cable of Macoupin County. (Incorporated by reference to the exhibits to the registrant's Current Report on Form 8-K, File No. 000-15705 dated April 19, 2002.)

              3.1 Amendment dated April 10, 2002, to the Third Amended and Restated Agreement of Limited Partnership of Enstar Income/Growth Program Six-A, L.P., as of December 23, 1988. (Incorporated by reference to the exhibits to the registrant's Current Report on Form 8-K, File No. 000-17687 dated April 19, 2002.)

        (B)   REPORTS ON FORM 8-K

              On April 22, 2002, the registrant filed a current report on Form 8-K to announce the closing of its asset purchase agreement with certain indirect subsidiaries of Charter Communications, Inc.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                ENSTAR INCOME/GROWTH PROGRAM SIX-A, L.P.

                                By: ENSTAR COMMUNICATIONS CORPORATION
                                    ---------------------------------
                                    Corporate General Partner

Date:  May 15, 2002             By: /s/  Paul E. Martin
                                    ---------------------------------
                                    Paul E. Martin
                                    Senior Vice President, Corporate Controller
                                    (Principal Accounting Officer)