Form 10-Q
period 2002-06-30
ENSTAR INCOME GROWTH PROGRAM SIX A L P
filed 2002-08-14
CIK 824778

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

or

[  ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________to _________

Commission file number:    000-17687

ENSTAR INCOME/GROWTH PROGRAM SIX-A, L.P.
(Exact name of registrant as specified in its charter)

Georgia	58-1755230
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

12405 Powerscourt Drive
St. Louis, Missouri   63131
(Address of principal executive offices including zip code)

(314) 965-0555
(Registrant's telephone number, including area code)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [  ]

ENSTAR INCOME/GROWTH PROGRAM SIX-A, L.P.
Quarterly Report on Form 10-Q for the Period ended June 30, 2002
Table of Contents

PART I. FINANCIAL INFORMATION.

ITEM 1. FINANCIAL STATEMENTS.

ENSTAR INCOME PROGRAM/GROWTH SIX-A, L.P.
CONDENSED BALANCE SHEETS

                                                                         June 30,     December 31,
                                                                           2002         2001
                                                                       ------------  ------------
                                                                       (unaudited)
                              ASSETS
ASSETS:
   Cash.............................................................. $  5,378,200  $    465,800
   Accounts receivable...............................................       24,400        28,100
   Prepaid expenses and other assets.................................        9,500         8,500
   Property, plant and equipment, net of accumulated
     depreciation of $2,467,100 and $2,342,000 respectively..........      876,400       979,000
   Franchise cost, net of accumulated amortization of
     $3,287,500 and $3,271,800, respectively.........................      181,500       197,200
   Assets related to discontinued operations.........................           --     4,174,100
                                                                       ------------  ------------
         Total assets................................................ $  6,470,000  $  5,852,700
                                                                       ============  ============

                LIABILITIES AND PARTNERSHIP CAPITAL
LIABILITIES:
   Accounts payable.................................................. $     29,100  $    125,800
   Accrued liabilities...............................................      306,500       437,600
   Due to affiliates.................................................    3,008,700     2,244,000
   Note payable to affiliate.........................................           --       250,000
                                                                       ------------  ------------
          Total liabilities..........................................    3,344,300     3,057,400
                                                                       ------------  ------------
PARTNERSHIP CAPITAL (DEFICIT):
   General Partners..................................................       32,200      (134,700)
   Limited Partners..................................................    3,093,500     2,930,000
                                                                       ------------  ------------
          Total partnership capital..................................    3,125,700     2,795,300
                                                                       ------------  ------------
          Total liabilities and partnership capital.................. $  6,470,000  $  5,852,700
                                                                       ============  ============

See accompanying notes to condensed financial statements.

ENSTAR INCOME/GROWTH PROGRAM SIX-A, L.P.
CONDENSED STATEMENTS OF OPERATIONS

                                                                                       Three Months Ended           Six Months Ended
                                                                                           June 30,                     June 30,
                                                                                  ------------  ------------  ------------  ------------
                                                                                      2002          2001          2002          2001
                                                                                  ------------  ------------  ------------  ------------
                                                                                          (unaudited)                 (unaudited)

REVENUES........................................................................ $    205,500  $    229,100  $   $412,900  $    460,100

OPERATING EXPENSES:
   Service costs................................................................       71,400        88,100       151,100       167,800
   General and administrative expenses..........................................       45,500        71,400        96,600       108,400
   General partner management fees and reimbursed expenses......................       30,500        30,700        55,700        58,600
   Depreciation and amortization................................................       72,100       115,600      $141,200       234,700
                                                                                  ------------  ------------  ------------  ------------
                                                                                      219,500       305,800       444,600       569,500
                                                                                  ------------  ------------  ------------  ------------
OPERATING LOSS..................................................................      (14,000)      (76,700)      (31,700)     (109,400)
                                                                                  ------------  ------------  ------------  ------------
OTHER INCOME (EXPENSE):
   Interest income..............................................................       28,100         3,600        29,000         4,100
   Interest expense.............................................................         (800)      (14,800)       (4,400)      (32,700)
   Other expense................................................................           --       (16,300)           --       (18,400)
                                                                                  ------------  ------------  ------------  ------------
                                                                                       27,300       (27,500)       24,600       (47,000)
                                                                                  ------------  ------------  ------------  ------------
INCOME (LOSS) FROM CONTINUING OPERATIONS........................................       13,300      (104,200)       (7,100)     (156,400)

INCOME FROM DISCONTINUED OPERATIONS:
   Income from discontinued operations..........................................       50,100        58,000        50,900       144,700
   Gain on sale of cable systems................................................    7,462,200            --     7,462,200            --
                                                                                  ------------  ------------  ------------  ------------
INCOME FROM DISCONTINUED OPERATIONS.............................................    7,512,300        58,000     7,513,100       144,700
                                                                                  ------------  ------------  ------------  ------------
NET INCOME (LOSS)............................................................... $  7,525,600  $    (46,200) $  7,506,000  $    (11,700)
                                                                                  ============  ============  ============  ============
Net income (loss) allocated to General Partners................................. $    238,800  $       (400) $    238,600  $       (100)
                                                                                  ============  ============  ============  ============
Net income (loss) allocated to Limited Partners................................. $  7,286,800  $    (45,800) $  7,267,400  $    (11,600)
                                                                                  ============  ============  ============  ============
NET INCOME (LOSS) FROM CONTINUING OPERATIONS PER UNIT OF LIMITED
PARTNERSHIP INTEREST............................................................ $       0.16  $      (1.29) $      (0.09) $      (1.94)
                                                                                  ============  ============  ============  ============
NET INCOME (LOSS) FROM DISCONTINUED OPERATIONS PER UNIT OF LIMITED
PARTNERSHIP INTEREST............................................................ $      91.13  $       0.72  $      91.14  $       1.79
                                                                                  ============  ============  ============  ============
NET INCOME (LOSS) PER UNIT OF LIMITED PARTNERSHIP INTEREST...................... $      91.29  $      (0.57) $         91  $      (0.15)
                                                                                  ============  ============  ============  ============
AVERAGE LIMITED PARTNERSHIP UNITS OUTSTANDING
   DURING PERIOD................................................................       79,818        79,818        79,818        79,818
                                                                                  ============  ============  ============  ============

See accompanying notes to condensed financial statements.

ENSTAR INCOME/GROWTH PROGRAM SIX-A, L.P.
CONDENSED STATEMENTS OF CASH FLOWS

                                                                                                    Six Months Ended
                                                                                                       June 30,
                                                                                               ------------------------
                                                                                                  2002         2001
                                                                                               -----------  -----------
                                                                                                     (unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)......................................................................... $ 7,506,000  $   (11,700)
   Adjustments to reconcile net income (loss) to net cash flows from operating activities:
      Depreciation and amortization..........................................................     318,000      509,300
      Amortization of deferred loan costs....................................................          --       10,700
      Gain of sale of cable systems .........................................................  (7,462,200)          --
      Changes in:
      Accounts receivable, prepaid expenses and other assets.................................      96,900       75,000
      Accounts payable, accrued liabilities and due to affiliates............................     302,900        7,900
                                                                                               -----------  -----------
          Net cash flows from operating activities...........................................     761,600      591,200
                                                                                               -----------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures......................................................................    (466,400)    (111,700)
   Increase in intangible assets.............................................................          --         (300)
   Proceeds from sale of cable systems.......................................................  12,042,800           --
                                                                                               -----------  -----------
          Net cash flows from investing activities...........................................  11,576,400     (112,000)
                                                                                               -----------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayments on note payable to affiliate...................................................    (250,000)          --
   Distributions to partners.................................................................  (7,175,600)          --
                                                                                               -----------  -----------
          Net cash flows from financing activities...........................................  (7,425,600)          --
                                                                                               -----------  -----------
NET INCREASE IN CASH ........................................................................   4,912,400      479,200

CASH, beginning of period....................................................................     465,800      256,500
                                                                                               -----------  -----------
CASH, end of period.......................................................................... $ 5,378,200  $   735,700
                                                                                               ===========  ===========

See accompanying notes to condensed financial statements.

ENSTAR INCOME/GROWTH PROGRAM SIX-A, L.P.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

1. INTERIM FINANCIAL STATEMENTS

The accompanying condensed interim financial statements for Enstar Income/Growth Program Six-A, L.P. (the Partnership), as of June 30, 2002, and for the three and six months ended June 30, 2002 and 2001, are unaudited. These condensed interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2001. In the opinion of management, the condensed interim financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of such periods. The results of operations for the three and six months ended June 30, 2002 are not necessarily indicative of results for the entire year.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates include useful lives of property, plant and equipment, valuation of long-lived assets and allocated operating costs. Actual results could differ from those estimates.

2. DISCONTINUED OPERATIONS AND SALE OF CABLE SYSTEMS

On April 10, 2002, pursuant to an asset purchase agreement dated August 29, 2001, the Partnership completed the sale of all of its Illinois cable television systems in and around Cisne, Farmersville, Flora, Noble, Raymond, Salem and Xena, Illinois to Rifkin Acquisition Partners, LLC (RAP), an affiliate of Enstar Communications Corporation (ECC), the Corporate General Partner and a direct subsidiary of Charter Communications Holding Company, LLC (Charter), for a total sale price of approximately $12,042,800 (the Charter Sale), net of transaction costs. As a pre-condition to the sale, based on approval by the limited partners, the partnership agreement was amended to allow the sale of assets to an affiliate of the Corporate General Partner.

The Dyer, Tennessee headend, serving 1,900 basic customers at June 30, 2002, was not included in the Charter Sale and will continue to be owned and operated by the Corporate General Partner indefinitely for the foreseeable future. The Corporate General Partner can give no assurance of when, or if, the Dyer, Tennessee headend will ever be sold.

After setting aside $1,000,000 to fund the Dyer headend's working capital needs for the foreseeable future, and paying or providing for the payment of the expenses of the Charter Sale, the Corporate General Partner will make one or more distributions of the Partnership's allocable share of the remaining net sale proceeds, in accordance with the partnership agreement. The Partnership made an initial distribution payment of approximately $7,175,600 on or about May 15, 2002, with a second distribution scheduled to be made on or about September 30, 2002 from the Charter Sale.

In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long- Lived Assets," adopted by the Partnership on January 1, 2002, the assets sold in the Charter Sale have been reclassified and presented as assets related to discontinued operations in the accompanying condensed balance sheets. The operating results and gain on sale of such cable systems are presented as discontinued operations in the accompanying condensed statements of operations. For the period from January 1, 2002 to April 10, 2002 and the six months ended June 30, 2001, revenues of the sold cable systems were $624,300 and $1,166,000, respectively, and income from discontinued operations, excluding the gain on sale of cable systems, totaled $50,900 and $144,700, respectively. For the three months ended June 30, 2001, revenue and income from discontinued operations approximated $580,700 and $58,000, respectively. The book value of investment in the sold cable systems approximated $4,580,600 at April 10, 2002. The Partnership recorded a gain of $7,462,200 in the second quarter of 2002 in connection with the Charter Sale.

3. TRANSACTIONS WITH THE GENERAL PARTNERS AND AFFILIATES

The Partnership has a management and service agreement (the Management Agreement) with Enstar Cable Corporation (Enstar Cable), a wholly owned subsidiary of ECC, for a monthly management fee of 5% of gross revenues, as defined, from operations of the Partnership, excluding revenues from the sale of cable television systems or franchises, payable to Enstar Cable. Management fee expense approximated $13,200 and $40,500 ($10,300 and $11,500 related to continuing operations) for the three months ended June 30, 2002 and 2001, respectively, and $51,900 and $81,300 ($20,600 and $23,000 related to continuing operations) for the six months ended June 30, 2002 and 2001, respectively.

In addition to the monthly management fee, the Partnership reimburses Enstar Cable for direct expenses incurred on behalf of the Partnership, and for the Partnership's allocable share of operational costs associated with services provided by Enstar Cable. Additionally, Charter and its affiliates provide other management and operational services for the Partnership. These expenses are charged to the properties served based primarily on the Partnership's allocable share of operational costs associated with the services provided. The total amount charged to the Partnership for these services approximated $38,000 and $91,700 ($20,200 and $19,200 related to continuing operations) for the three months ended June 30, 2002 and 2001, respectively, and $124,100 and $175,600 ($35,100 and $35,600 related to continuing operations) for the six months ended June 30, 2002 and 2001, respectively.

All programming services have been purchased through Charter. Charter charges the Partnership for these costs based on an allocation of its costs. The Partnership recorded programming fee expense of $59,100 and $160,100 ($43,500 and $44,100 related to continuing operations) for the three months ended June 30, 2002 and 2001, respectively, and $241,600 and $326,300 ($86,400 and $89,700 related to continuing operations) for the six months ended June 30, 2002 and 2001, respectively. Programming fees are included in service costs in the accompanying condensed statements of operations.

All amounts owed to the General Partner and affiliates are non-interest bearing.

4. NET INCOME PER UNIT OF LIMITED PARTNERSHIP INTEREST

Net income per unit of limited partnership interest is based on the average number of units outstanding during the periods presented. For this purpose, net income (loss) excluding gain on sale of cable systems has been allocated 99% to the Limited Partners and 1% to the General Partners. Gain on sale of cable systems has been allocated in accordance with the partnership agreement, first to the Limited Partners and then to the General Partners to eliminate their negative equity balance on the date of sale, second to the General Partners in the amount of 1% of the Limited Partners' equity balance on the date of sale, and then in the amount of 99% to the Limited Partners and 1% to the General Partners. Gains and losses will be allocated in this manner until the Limited Partners have received an amount equal to their adjusted subscription amount and liquidation preference, as defined, and thereafter 80% to the Limited Partners and 20% to the General Partners. The General Partners do not own units of partnership interest in the Partnership, but rather hold a participation interest in the income, losses and distributions of the Partnership.

Distributions have been allocated in accordance with the partnership agreement, 99% to the Limited Partners and 1% to the General Partners. Distributions will be allocated in this manner until the Limited Partners have received an amount equal to their adjusted subscription amount and liquidation preference, as defined, and thereafter 80% to the Limited Partners and 20% to the General Partners.

5. LONG-TERM DEBT

The Partnership was party to a loan agreement with Enstar Finance Company, LLC, a subsidiary of ECC. The loan agreement provided for a revolving loan facility of $3,600,000 and matured on August 31, 2001. The loan facility was not extended or replaced. The Partnership signed an intercompany loan agreement in the amount of $250,000 with Falcon Cable Communications, LLC, an affiliate of the Partnership, for general working capital purposes. The loan matured on May 31, 2002 and was repaid rather than extended or replaced.

6. RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2002, the Financial Accounting Standards Board issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred rather than when a company commits to such an activity and also establishes fair value as the objective for initial measurement of the liability. The Partnership will adopt SFAS No. 146 for exit or disposal activities that are initiated after December 31, 2002. Adoption will not have a material impact on the Partnership's financial statements.

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

RESULTS OF OPERATIONS

On April 10, 2002, we completed the sale of our Illinois cable television systems in and around Cisne, Farmersville, Flora, Noble, Raymond, Salem and Xena, Illinois. The following discussion of our results of operations classifies all results from operations sold in discontinued operations for the six months ended June 30, 2002 and 2001.

Revenues decreased $23,600 from $229,100 to $205,500, or 10.3%, and $47,200 from $460,100 to $412,900, or 10.3%, for the three and six months ended June 30, 2002, respectively, compared to the corresponding periods in 2001. The decrease was due to a decline in the number of basic and premium service customers. As of June 30, 2002 and 2001, we had approximately 1,900 and 2,100 basic service customers, respectively, and 300 and 400 premium service customers, respectively.

Service costs decreased $16,700 from $88,100 to $71,400, or 19.0%, and $16,700 from $167,800 to $151,100, or 10.0%, for the three and six months ended June 30, 2002, respectively, compared to the corresponding periods in 2001. Service costs decreased primarily as a result of the decline in customers. Service costs represent programming costs and other costs directly attributable to providing cable services to customers.

General and administrative expenses decreased $25,900 from $71,400 to $45,500, or 36.3%, and $11,800 from $108,400 to $96,600, or 10.9%, for the three and six months ended June 30, 2002, respectively, compared to the corresponding periods in 2001. The decrease was primarily due to a decline in professional fees and bad debt expense.

General partner management fees and reimbursed expenses decreased $200 from $30,700 to $30,500, or 0.7%, and $2,900 from $58,600 to $55,700, or 4.9%, for the three and six months ended June 30, 2002, respectively, compared to the corresponding periods in 2001. The decrease was primarily a decrease in services provided by Charter on our behalf.

Depreciation and amortization expense decreased $43,500 from $115,600 to $72,100, or 37.6%, and $93,500 from $234,700 to $141,200, or 39.8%, for the three and six months ended June 30, 2002, respectively, compared to the corresponding periods in 2001. The decrease was primarily due to certain fixed assets becoming fully depreciated during the last half of 2001 and the first half of 2002, partially offset by an increase in capital expenditures.

Due to the factors described above, our operating loss decreased $62,700 from $76,700 to $14,000, or 81.7%, and $77,700 from $109,400 to $31,700, or 71.0%, for the three and six months ended June 30, 2002, respectively, compared to the corresponding periods in 2001.

Interest income increased $24,500 from $3,600 to $28,100 and $24,900 from $4,100 to $29,000 for the three and six months ended June 30, 2002, respectively, compared to the corresponding periods in 2001. The increase was primarily due to an increase in average cash balances available for investment resulting from the sale of certain cable systems (Charter Sale).

Interest expense decreased $14,000 from $14,800 to $800, or 94.6%, and $28,300 from $32,700 to $4,400, or 86.5%, for the three and six months ended June 30, 2002, respectively, compared to the corresponding periods in 2001. The decrease was primarily due to the maturing of the loan facility on August 31, 2001 and maturing of the intercompany loan agreement on May 31, 2002.

Other expense of $16,300 and $18,400 for the three and six months ended June 30, 2001, respectively, represents costs associated with a previous unexecuted sales proposal.

Due to the factors described above, our income from continuing operations increased $117,500 from a loss of $104,200 to income of $13,300, or 112.8% and $149,300 from a loss of $156,400 to $7,100, or 95.5%, for the three and six months ended June 30, 2002, respectively, compared to the corresponding periods in 2001.

Income from discontinued operations represents the operating results of the cable systems that were sold. Income from discontinued operations decreased $7,900 from $58,000 to $50,100, or 13.6%, and $93,800 from $144,700 to $50,900, or 64.8%, for the three months and six months ended June 30, 2002, respectively, compared to the corresponding periods in 2001. Gain on sale of cable systems totaled $7,462,200 for the three and six months ended June 30, 2002. Gain on sale of cable systems represents the difference between the sale proceeds and the net book value of investment in the sold cable systems.

Net income increased $7,571,800 from a loss of $46,200 to income of $7,525,600 and $7,517,700 from a loss of $11,700 to income of $7,506,000 for the three and six months ended June 30, 2002, respectively, compared to the corresponding periods in 2001, due to the factors described above.

LIQUIDITY AND CAPITAL RESOURCES

Our primary objective, having invested net offering proceeds in cable television systems, is to distribute to our partners all available cash flow from operations and proceeds from the sale of cable systems, if any, after providing for expenses and any planned capital requirements relating to the expansion, improvement and upgrade of our cable systems.

Operating activities provided cash of $761,600 and $591,200 in the six months ended June 30, 2002 and 2001, respectively. Changes in receivables, prepaid expenses and other assets provided cash of $96,900 and $75,000 in the first six months of 2002 and 2001, respectively, due to differences in the timing of receivable collections and the payment of prepaid expenses. Changes in liabilities owed to affiliates and third party creditors provided cash of $302,900 and $7,900 during the six months ended June 30, 2002 and 2001, respectively, due to differences in the timing of payments.

Investing activities provided $11,576,400 and used $112,000 during the six months ended June 30, 2002 and 2001, respectively, primarily due to the Charter Sale in 2002 and capital expenditures for our cable systems in both periods.

Financing activities used $7,425,600 and $0 during the six months ended June 30, 2002 and 2001, respectively, due to distributions to partners of proceeds received from the Charter Sale.

INVESTING ACTIVITIES

Significant capital would be required for a comprehensive plant and headend upgrade, particularly in light of the high cost of electronics to activate two-way service, to offer high speed cable modem Internet and other interactive services, as well as to increase channel capacity and allow a greater variety of video services. Our capital expenditures for recent upgrades have been made with available funds, and have enhanced the economic value of our systems.

The estimated cost of these upgrades for our Dyer, Tennesse system would be approximately $2.2 million (for an upgrade to 550 megahertz capacity) and $2.6 million (for an upgrade to 870 megahertz capacity). Given the high cost of such a comprehensive upgrade effort, the limited funds available to us, and the belief that a comprehensive plan is not economically prudent, the Corporate General Partner does not presently anticipate that it will proceed with a comprehensive upgrade plan. Provided there are available funds, the Corporate General Partner will, however, continue to evaluate alternative, cost- effective solutions to increase channel capacity, pay-per-view services, and digital services which would enhance the value of our systems and be economically prudent.

FINANCING ACTIVITIES

Distributions to partners as a result of the Charter Sale totaled $7,175,600 for the six months ended June 30, 2002.

We were party to a loan agreement with Enstar Finance Company, LLC, a subsidiary of the Corporate General Partner. The loan agreement provided for a revolving loan facility of $3,600,000 and matured on August 31, 2001. The loan facility was not extended or replaced. We signed an intercompany loan agreement in the amount of $250,000 with Falcon Cable Communications, LLC, our affiliate, for general working capital purposes. The loan matured on May 31, 2002 and was repaid rather than extended or replaced.

DISCONTINUED OPERATIONS AND SALE OF CABLE SYSTEMS

On April 10, 2002, pursuant to an asset purchase agreement dated August 29, 2001, we completed the sale of all of our Illinois cable television systems in and around Cisne, Farmersville, Flora, Noble, Raymond, Salem and Xena, Illinois to Rifkin Acquisition Partners, LLC (RAP), an affiliate the Corporate General Partner and an indirect subsidiary of Charter for a total sale price of approximately $12,042,800 (the Charter Sale), net of transaction costs. As a pre-condition to the sale, based on approval by the limited partners, our partnership agreement was amended to allow the sale of assets to an affiliate of the Corporate General Partner.

The Dyer, Tennessee headend, serving 1,900 basic customers at June 30, 2002, was not included in the Charter Sale and will continue to be owned and operated by the Corporate General Partner indefinitely for the foreseeable future. The Corporate General Partner can give no assurance of when, or if, the Dyer, Tennessee headend will ever be sold.

After setting aside $1,000,000 to fund the Dyer headend's working capital needs for the foreseeable future, and paying or providing for the payment of the expenses of the Charter Sale, the Corporate General Partner will make one or more distributions of our allocable share of the remaining net sale proceeds, in accordance with our partnership agreement. We made an initial distribution payment of approximately $7,175,600 on or about May 15, 2002, with a second distribution scheduled to be made on or about September 30, 2002 from the Charter Sale.

In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long- Lived Assets," adopted by us on January 1, 2002, the assets sold in the Charter Sale have been reclassified and presented as assets related to discontinued operations in the accompanying condensed balance sheets. The operating results and gain on sale of such cable systems are presented as discontinued operations in the accompanying condensed statements of operations. For the period from January 1, 2002 to April 10, 2002 and the six months ended June 30, 2001, revenues of the sold cable systems were $624,300 and $1,166,000, respectively, and income from discontinued operations, excluding the gain on sale of cable systems, totaled $50,900 and $144,700, respectively. For the three months ended June 30, 2001, revenue and income from discontinued operations approximated $580,700 and $58,000, respectively. The book value of investment in the sold cable systems approximated $4,580,600 at April 10, 2002. We recorded a gain of $7,462,200 in the second quarter of 2002 in connection with the Charter Sale.

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

Our customers are served by our system in Dyer, Tennessee and neighboring communities. Significant damage to the system due to seasonal weather conditions or other events could have a material adverse effect on our liquidity and cash flow. We continue to maintain insurance coverage in amounts our management views as appropriate for all other property, liability, automobile, workers' compensation and other insurable risks.

Charter and our Corporate General Partner have had communications and correspondence with representatives of certain limited partners, and others, concerning certain Enstar partnerships of which our Corporate General Partner is also the Corporate General Partner. While we are not aware of any formal litigation which has been filed relating to the communications and correspondence, or the subject matter referred to therein, it is impossible to predict what actions may be taken in the future or what loss contingencies may result therefrom.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2002, the Financial Accounting Standards Board issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred rather than when a company commits to such an activity and also establishes fair value as the objective for initial measurement of the liability. We will adopt SFAS No. 146 for exit or disposal activities that are initiated after December 31, 2002. Adoption will not have a material impact on our financial statements.

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

PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

CHARTER SALES PROPOSAL. The holders of limited partnership units voted to approve the sale of the Partnership's Illinois cable television systems in and around Cisne, Farmersville, Flora, Noble, Raymond, Salem and Xena, Illinois to Rifkin Acquisition Partners, LLC, an affiliate of Enstar Communication Corporation, the Corporate General Partner. The voting results are set forth below:

FOR	AGAINST	ABSTAIN
48,760	860	1,016

There are 79,818 shares outstanding with 1,806 total holders. 1,003 total holders voted on this matter. The proxy process was expired on April 9, 2002.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A) EXHIBITS

Exhibit Number	Description of Document
99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer or equivalent thereof). *
99.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer or equivalent thereof). *

* filed herewith

(B) REPORTS ON FORM 8-K

On April 22, 2002, the registrant filed a current report on Form 8-K dated August 29, 2001 to announce the closing of its asset purchase agreement with certain indirect subsidiaries of Charter Communications, Inc.

On June 14, 2002, the registrant filed a current report on Form 8-K dated June 14, 2002 to report that the registrant had changed its principal independent accountants.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENSTAR INCOME/GROWTH PROGRAM SIX-A, L.P.

By: ENSTAR COMMUNICATIONS CORPORATION

Corporate General Partner

Date: August 14, 2002

By: /s/ Paul E. Martin

Name: Paul E. Martin

Title: Senior Vice President and Corporate

Controller (Principal Financial Officer and

Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Document
99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer or equivalent thereof). *
99.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer or equivalent thereof). *

* filed herewith