Form 10-Q
period 2002-09-30
ENSTAR INCOME GROWTH PROGRAM SIX A L P
filed 2002-11-13
CIK 824778

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [  ]

ENSTAR INCOME/GROWTH PROGRAM SIX-A, L.P.
Quarterly Report on Form 10-Q for the Period ended September 30, 2002
Table of Contents

PART I. FINANCIAL INFORMATION.

ITEM 1. FINANCIAL STATEMENTS.

ENSTAR INCOME PROGRAM/GROWTH SIX-A, L.P.
CONDENSED BALANCE SHEETS

                                                                       September 30,  December 31,
                                                                           2002         2001
                                                                       ------------  ------------
                                                                       (unaudited)
                              ASSETS
ASSETS:
   Cash.............................................................. $  3,499,400  $    465,800
   Accounts receivable...............................................       24,900        28,100
   Prepaid expenses and other assets.................................        9,100         8,500
   Property, plant and equipment, net of accumulated
     depreciation of $2,527,500 and $2,342,000 respectively..........      843,000       979,000
   Franchise cost, net of accumulated amortization of
     $3,295,200 and $3,271,800, respectively.........................      173,800       197,200
   Assets related to discontinued operations.........................           --     4,174,100
                                                                       ------------  ------------
         Total assets................................................ $  4,550,200  $  5,852,700
                                                                       ============  ============

                LIABILITIES AND PARTNERSHIP CAPITAL
LIABILITIES:
   Accounts payable.................................................. $     51,000  $    125,800
   Accrued liabilities...............................................      260,000       437,600
   Due to affiliates.................................................    2,708,900     2,244,000
   Note payable to affiliate.........................................           --       250,000
                                                                       ------------  ------------
          Total liabilities..........................................    3,019,900     3,057,400
                                                                       ------------  ------------
PARTNERSHIP CAPITAL (DEFICIT):
   General Partners..................................................       15,000      (134,700)
   Limited Partners..................................................    1,515,300     2,930,000
                                                                       ------------  ------------
          Total partnership capital..................................    1,530,300     2,795,300
                                                                       ------------  ------------
          Total liabilities and partnership capital.................. $  4,550,200  $  5,852,700
                                                                       ============  ============

See accompanying notes to condensed financial statements.

ENSTAR INCOME/GROWTH PROGRAM SIX-A, L.P.
CONDENSED STATEMENTS OF OPERATIONS

                                                                                  Three Months Ended           Nine Months Ended
                                                                                      September 30,                September 30,
                                                                             ------------  ------------  ------------  ------------
                                                                                 2002          2001          2002          2001
                                                                             ------------  ------------  ------------  ------------
                                                                                     (unaudited)                 (unaudited)

REVENUES................................................................... $    203,400  $    217,900  $   $616,300  $    678,000
                                                                             ------------  ------------  ------------  ------------
OPERATING EXPENSES:
   Service costs...........................................................       68,500        67,100       219,600       234,900
   General and administrative expenses.....................................       29,100        79,600       125,700       180,100
   General partner management fees and reimbursed expenses.................       31,600        24,400        87,300        83,000
   Depreciation and amortization...........................................       68,100       106,000       209,300       340,700
                                                                             ------------  ------------  ------------  ------------
                                                                                 197,300       277,100       641,900       838,700
                                                                             ------------  ------------  ------------  ------------
OPERATING INCOME (LOSS)....................................................        6,100       (59,200)      (25,600)     (160,700)
                                                                             ------------  ------------  ------------  ------------
OTHER INCOME (EXPENSE):
   Interest income.........................................................       21,000         4,200        49,200         8,300
   Interest expense........................................................           --        (4,500)       (3,600)      (45,900)
   Other expense...........................................................           --        (9,100)           --       (67,200)
                                                                             ------------  ------------  ------------  ------------
                                                                                  21,000        (9,400)       45,600      (104,800)
                                                                             ------------  ------------  ------------  ------------
INCOME (LOSS) FROM CONTINUING OPERATIONS...................................       27,100       (68,600)       20,000      (265,500)

INCOME FROM DISCONTINUED OPERATIONS:
   Income (loss) from discontinued operations..............................       (2,200)       48,100        48,700       233,300
   Gain (loss) on sale of cable systems....................................       (7,900)           --     7,454,300            --
                                                                             ------------  ------------  ------------  ------------
INCOME (LOSS) FROM DISCONTINUED OPERATIONS.................................      (10,100)       48,100     7,503,000       233,300
                                                                             ------------  ------------  ------------  ------------
NET INCOME (LOSS).......................................................... $     17,000  $    (20,500) $  7,523,000  $    (32,200)
                                                                             ============  ============  ============  ============
Net income (loss) allocated to General Partners............................ $        200  $       (200) $    237,600  $       (300)
                                                                             ============  ============  ============  ============
Net income (loss) allocated to Limited Partners............................ $     16,800  $    (20,300) $  7,285,400  $    (31,900)
                                                                             ============  ============  ============  ============
NET INCOME (LOSS) FROM CONTINUING OPERATIONS PER UNIT OF LIMITED
PARTNERSHIP INTEREST....................................................... $       0.34  $      (0.85) $       0.25  $      (3.29)
                                                                             ============  ============  ============  ============
NET INCOME (LOSS) FROM DISCONTINUED OPERATIONS PER UNIT OF LIMITED
PARTNERSHIP INTEREST....................................................... $      (0.13) $       0.60  $      91.03  $       2.89
                                                                             ============  ============  ============  ============
NET INCOME (LOSS) PER UNIT OF LIMITED PARTNERSHIP INTEREST................. $       0.21  $      (0.25) $      91.28  $      (0.40)
                                                                             ============  ============  ============  ============
AVERAGE LIMITED PARTNERSHIP UNITS OUTSTANDING
   DURING PERIOD...........................................................       79,818        79,818        79,818        79,818
                                                                             ============  ============  ============  ============

See accompanying notes to condensed financial statements.

ENSTAR INCOME/GROWTH PROGRAM SIX-A, L.P.
CONDENSED STATEMENTS OF CASH FLOWS

                                                                                                      Nine Months Ended
                                                                                                         September 30,
                                                                                                 ------------------------
                                                                                                    2002         2001
                                                                                                 -----------  -----------
                                                                                                       (unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)........................................................................... $ 7,523,000  $   (32,200)
   Adjustments to reconcile net income (loss) to net cash flows from operating activities:
      Depreciation and amortization............................................................     389,500      752,900
      Amortization of deferred loan costs......................................................          --       17,600
      Gain of sale of cable systems ...........................................................  (7,454,300)          --
      Changes in:
      Accounts receivable, prepaid expenses and other assets...................................      96,800       89,300
      Accounts payable, accrued liabilities and due to affiliates..............................     (21,500)     181,100
                                                                                                 -----------  -----------
          Net cash flows from operating activities.............................................     533,500    1,008,700
                                                                                                 -----------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures........................................................................    (496,900)    (176,500)
   Increase in intangible assets...............................................................          --         (500)
   Proceeds from sale of cable systems, net of transaction costs...............................  12,035,000           --
                                                                                                 -----------  -----------
          Net cash flows from investing activities.............................................  11,538,100     (177,000)
                                                                                                 -----------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayments on note payable to affiliate.....................................................    (250,000)          --
   Distributions to General Partners...........................................................     (87,900)          --
   Distributions to Limited Partners...........................................................  (8,700,100)          --
   Repayment of debt ..........................................................................          --     (450,000)
                                                                                                 -----------  -----------
          Net cash flows from financing activities.............................................  (9,038,000)    (450,000)
                                                                                                 -----------  -----------
NET INCREASE IN CASH ..........................................................................   3,033,600      381,700

CASH, beginning of period......................................................................     465,800      256,500
                                                                                                 -----------  -----------
CASH, end of period............................................................................ $ 3,499,400  $   638,200
                                                                                                 ===========  ===========

See accompanying notes to condensed financial statements.

ENSTAR INCOME/GROWTH PROGRAM SIX-A, L.P.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

1. INTERIM FINANCIAL STATEMENTS

The accompanying condensed interim financial statements for Enstar Income/Growth Program Six-A, L.P. (the Partnership), as of September 30, 2002, and for the three and nine months ended September 30, 2002 and 2001, are unaudited. These condensed interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2001. In the opinion of management, the condensed interim financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of such periods. The results of operations for the three and nine months ended September 30, 2002 are not necessarily indicative of results for the entire year.

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

2. DISCONTINUED OPERATIONS AND SALE OF CABLE SYSTEMS

On April 10, 2002, pursuant to an asset purchase agreement dated August 29, 2001, the Partnership completed the sale of all of its Illinois cable television systems in and around Cisne, Farmersville, Flora, Noble, Raymond, Salem and Xena, Illinois to Rifkin Acquisition Partners, LLC and Charter Communications Entertainment I, LLC, each an affiliate of Enstar Communications Corporation (ECC), the Corporate General Partner and a direct subsidiary of Charter Communications Holding Company, LLC (Charter), for a total sale price of approximately $12,035,000 (the Charter Sale). As a pre-condition to the sale, based on approval by the limited partners, the partnership agreement was amended to allow the sale of assets to an affiliate of the Corporate General Partner.

After setting aside $1,000,000 to fund the Dyer, Tennessee headend's working capital needs for the foreseeable future, and paying or providing for the payment of the expenses of the Charter Sale, the Corporate General Partner will make one or more distributions of the Partnership's allocable share of the remaining net sale proceeds, in accordance with the partnership agreement. The Partnership made an initial distribution payment of approximately $7,175,600 on or about May 15, 2002, with a second distribution of $1,612,400 made on or about September 24, 2002.

In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long- Lived Assets," adopted by the Partnership on January 1, 2002, the assets sold in the Charter Sale have been reclassified and presented as assets related to discontinued operations in the accompanying condensed balance sheets. The operating results and gain on sale of such cable systems are presented as discontinued operations in the accompanying condensed statements of operations. Discontinued operations classification was triggered in the second quarter of 2002 once approval of the sale was obtained and the sale became probable. For the period from January 1, 2002 to April 10, 2002 and the nine months ended September 30, 2001, revenues of the sold cable systems were $624,300 and $1,739,400, respectively, and income from discontinued operations, excluding the gain on sale of cable systems, totaled $48,700 and $233,300, respectively. For the three months ended September 30, 2001, revenue and income from discontinued operations approximated $573,400 and $48,100, respectively. The book value of investment in the sold cable systems approximated $4,580,700 at April 10, 2002. The Partnership recorded a gain of $7,454,300 in the nine months ended September 30, 2002 in connection with the Charter Sale.

On November 8, 2002 the Partnership entered into an asset purchase agreement providing for the sale of its Dyer, Tennessee cable system to Telecommunications Management, LLC (Telecommunications Management) for a total sale price of approximately $1,524,400 (approximately $825 per customer acquired). This sale is a part of a larger transaction in which the Partnership and nine other affiliated partnerships (which, together with the Partnership are collectively referred to as the "Selling Partnerships") would sell all of their remaining assets used in the operation of their respective cable systems to Telecommunications Management for a total cash sale price of approximately $15,341,600 (the Telecommunications Management Sale). The Telecommunications Management Sale is subject to the approval of a majority of the holders of the Partnership's units and approval of the holders of the other Selling Partnerships. In addition, the transaction is subject to certain closing conditions, including regulatory and franchise approvals. If approved, it is expected that this sale will close in the first half of 2003, although no assurance can be given regarding this matter.

Upon sale of the remaining cable system, the Partnership will be liquidated and all remaining assets will be distributed to the Limited Partners and the General Partners.

3. TRANSACTIONS WITH THE GENERAL PARTNERS AND AFFILIATES

The Partnership has a management and service agreement (the Management Agreement) with Enstar Cable Corporation (Enstar Cable), a wholly owned subsidiary of ECC, for a monthly management fee of 5% of gross revenues, as defined, from operations of the Partnership, excluding revenues from the sale of cable television systems or franchises, payable to Enstar Cable. Management fee expense approximated $10,200 and $39,600 ($10,200 and $10,900 related to continuing operations) for the three months ended September 30, 2002 and 2001, respectively, and $62,000 and $120,900 ($30,800 and $33,900 related to continuing operations) for the nine months ended September 30, 2002 and 2001, respectively.

In addition to the monthly management fee, the Partnership reimburses Enstar Cable for direct expenses incurred on behalf of the Partnership, and for the Partnership's allocable share of operational costs associated with services provided by Enstar Cable. Additionally, Charter and its affiliates provide other management and operational services for the Partnership. These expenses are charged to the properties served based primarily on the Partnership's allocable share of operational costs associated with the services provided. The total amount charged to the Partnership for these services approximated $30,000 and $89,700 ($21,400 and $13,500 related to continuing operations) for the three months ended September 30, 2002 and 2001, respectively, and $154,200 and $265,300 ($56,500 and $49,100 related to continuing operations) for the nine months ended September 30, 2002 and 2001, respectively.

All programming services have been purchased through Charter. Charter charges the Partnership for these costs based on an allocation of its costs. The Partnership recorded programming fee expense of $43,000 and $156,600 ($43,300 and $44,400 related to continuing operations) for the three months ended September 30, 2002 and 2001, respectively, and $284,600 and $482,900 ($129,700 and $134,100 related to continuing operations) for the nine months ended September 30, 2002 and 2001, respectively. Programming fees are included in service costs in the accompanying condensed statements of operations.

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

5. LONG-TERM DEBT

The Partnership was party to a loan agreement with Enstar Finance Company, LLC, a subsidiary of ECC. The loan agreement provided for a revolving loan facility of $3,600,000 and matured and the outstanding balance repaid on August 31, 2001. The loan facility was not extended or replaced. The Partnership signed a loan agreement in the amount of $250,000 with Falcon Cable Communications, LLC, an affiliate of the Partnership, for general working capital purposes. The loan matured on May 31, 2002 and was repaid rather than extended or replaced.

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

RESULTS OF OPERATIONS

On April 10, 2002, we completed the sale of our Illinois cable television systems in and around Cisne, Farmersville, Flora, Noble, Raymond, Salem and Xena, Illinois. The following discussion of our results of operations classifies all results from operations sold as discontinued operations for the three and nine months ended September 30, 2002 and 2001. Accordingly, the remaining discussion includes the results of operations for the Dyer system only.

Revenues decreased $14,500 from $217,900 to $203,400, or 6.7%, and $61,700 from $678,000 to $616,300, or 9.1%, for the three and nine months ended September 30, 2002, respectively, compared to the corresponding periods in 2001. The decrease was due to a decline in the number of basic and premium service customers. As of September 30, 2002 and 2001, we had approximately 1,800 and 2,000 basic service customers, respectively, and 300 and 400 premium service customers, respectively. The decline in customers is primarily due to competition from satellite providers and customer reaction to increased prices.

Service costs increased $1,400 from $67,100 to $68,500 or 2.1%, and decreased $15,300 from $234,900 to $219,600, or 6.5%, for the three and nine months ended September 30, 2002, respectively, compared to the corresponding periods in 2001. Service costs increased for the three months ended September 30, 2002 primarily as a result of an increase in copyright expense. Service costs decreased for the nine months ended September 30, 2002 primarily as a result of a decrease in personnel costs. Service costs represent programming costs and other costs directly attributable to providing cable services to customers.

General and administrative expenses decreased $50,500 from $79,600 to $29,100, or 63.4%, and $54,400 from $180,100 to $125,700, or 30.2%, for the three and nine months ended September 30, 2002, respectively, compared to the corresponding periods in 2001. The decrease was primarily due to a decline in professional fees, bad debt expense and insurance costs.

General partner management fees and reimbursed expenses increased $7,200 from $24,400 to $31,600, or 29.5%, and $4,300 from $83,000 to $87,300, or 5.2%, for the three and nine months ended September 30, 2002, respectively, compared to the corresponding periods in 2001. The increase was primarily due to an increase in services provided by Charter on our behalf in replacing outside professionals resulting in a net reduction of expenses to the Partnership.

Depreciation and amortization expense decreased $37,900 from $106,000 to $68,100, or 35.8%, and $131,400 from $340,700 to $209,300, or 38.6%, for the three and nine months ended September 30, 2002, respectively, compared to the corresponding periods in 2001. The decrease was primarily due to certain fixed assets becoming fully depreciated during the last half of 2001 and the first half of 2002, partially offset by an increase in capital expenditures.

Due to the factors described above, our operating income or loss changed $65,300 from a loss of $59,200 to income of $6,100 and decreased $135,100 from a loss of $160,700 to $25,600 for the three and nine months ended September 30, 2002, respectively, compared to the corresponding periods in 2001.

Interest income increased $16,800 from $4,200 to $21,000 and $40,900 from $8,300 to $49,200 for the three and nine months ended September 30, 2002, respectively, compared to the corresponding periods in 2001. The increase was primarily due to an increase in average cash balances available for investment resulting from the sale of certain cable systems (Charter Sale).

Interest expense decreased from $4,500 to $0 and $42,300 from $45,900 to $3,600 for the three and nine months ended September 30, 2002, respectively, compared to the corresponding periods in 2001. The decrease was primarily due to the maturing of the loan facility on August 31, 2001 and maturing of the related party loan agreement on May 31, 2002.

Other expense of $9,100 and $67,200 for the three and nine months ended September 30, 2001, respectively, represents costs associated with a previous unexecuted sales proposal.

Due to the factors described above, our income from continuing operations increased $95,700 from a loss of $68,600 to income of $27,100, and $285,500 from a loss of $265,500 to income of $20,000, for the three and nine months ended September 30, 2002, respectively, compared to the corresponding periods in 2001.

Income or loss from discontinued operations represents the operating results of the cable systems that were sold. Income or loss from discontinued operations decreased $50,300 from income of $48,100 to a loss of $2,200, and our income decreased $184,600 from $233,300 to $48,700 for the three months and nine months ended September 30, 2002, respectively, compared to the corresponding periods in 2001. Loss from discontinued operations for the three months ended September 30, 2002, represents adjustments to accruals of the system sold based on the receipt of final invoices and information. Gain or loss on sale of cable systems totaled a loss of $7,900 and a gain of $7,454,300 for the three and nine months ended September 30, 2002, respectively. Gain or loss on sale of cable systems represents the difference between the sale proceeds and the net book value of investment in the sold cable systems. The additional loss on sale of cable systems in the three months ended September 30, 2002 resulted from revisions to estimates of taxes due as a result of the sale of cable systems.

Net income increased $37,500 from a loss of $20,500 to income of $17,000 and $7,555,200 from a loss of $32,200 to income of $7,523,000 for the three and nine months ended September 30, 2002, respectively, compared to the corresponding periods in 2001, due to the factors described above.

LIQUIDITY AND CAPITAL RESOURCES

Our primary objective, having invested net offering proceeds in cable television systems, is to distribute to our partners all available cash from the sale of cable systems and all cash flow, if any, from operations after providing for expenses and any planned capital requirements relating to the expansion, improvement and upgrade of our remaining cable systems.

Operating activities provided cash of $533,500 and $1,008,700 in the nine months ended September 30, 2002 and 2001, respectively. Changes in receivables, prepaid expenses and other assets provided cash of $96,800 and $89,300 in the first nine months of 2002 and 2001, respectively, due to differences in the timing of receivable collections and the payment of prepaid expenses. Changes in liabilities owed to affiliates and third party creditors used cash of $21,500 and provided cash of $181,100 during the nine months ended September 30, 2002 and 2001, respectively, due to differences in the timing of payments.

Investing activities provided $11,538,100 and used $177,000 during the nine months ended September 30, 2002 and 2001, respectively, primarily due to the Charter Sale in 2002 and capital expenditures for our cable systems in both periods. Capital expenditures increased from 2001 due to upgrades to the cable system necessary to maintain compliance with franchise agreements.

Financing activities used $9,038,000 during the nine months ended September 30, 2002 primarily due to distributions to partners of proceeds received from the Charter Sale coupled with the repayments of our note payable to affiliate. Financing activities used $450,000 during the nine months ended September 30, 2001, primarily due to the repayment of debt in 2001.

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

The estimated cost of these upgrades for our Dyer, Tennesse system would be approximately $2.2 million (for an upgrade to 550 megahertz capacity) and $2.6 million (for an upgrade to 870 megahertz capacity). Given the high cost of such a comprehensive upgrade effort, the limited funds available to us, and the belief that a comprehensive plan is not economically prudent, the Corporate General Partner does not presently anticipate that it will proceed with a comprehensive upgrade plan. Provided there are available funds, the Corporate General Partner will, however, continue to evaluate alternative, cost- effective solutions to increase channel capacity, pay-per-view services, and digital services which would enhance the value of our system, maintain compliance with franchise agreements and be economically prudent.

FINANCING ACTIVITIES

Distributions to partners as a result of the Charter Sale totaled $8,788,000 for the nine months ended September 30, 2002.

We were party to a loan agreement with Enstar Finance Company, LLC, a subsidiary of the Corporate General Partner. The loan agreement provided for a revolving loan facility of $3,600,000 and matured on August 31, 2001. The loan facility was not extended or replaced. We signed a loan agreement in the amount of $250,000 with Falcon Cable Communications, LLC, our affiliate, for general working capital purposes. The loan matured on May 31, 2002 and was repaid rather than extended or replaced.

DISCONTINUED OPERATIONS AND PROPOSED SALES TRANSACTIONS

On April 10, 2002, pursuant to an asset purchase agreement dated August 29, 2001, we completed the sale of all of our Illinois cable television systems in and around Cisne, Farmersville, Flora, Noble, Raymond, Salem and Xena, Illinois to Rifkin Acquisition Partners, LLC and Charter Communications Entertainment I, LLC, each an affiliate the Corporate General Partner and an indirect subsidiary of Charter for a total sale price of approximately $12,035,000 (the Charter Sale). As a pre-condition to the sale, based on approval by the limited partners, our partnership agreement was amended to allow the sale of assets to an affiliate of the Corporate General Partner.

After setting aside $1,000,000 to fund the Dyer headend's working capital needs for the foreseeable future, and paying or providing for the payment of the expenses of the Charter Sale, the Corporate General Partner will make one or more distributions of our allocable share of the remaining net sale proceeds, in accordance with our partnership agreement. We made an initial distribution payment of approximately $7,175,600 on or about May 15, 2002, with a second distribution of $1,612,400 made on or about September 24, 2002.

In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long- Lived Assets," adopted by the Partnership on January 1, 2002, the assets sold in the Charter Sale have been reclassified and presented as assets related to discontinued operations in the accompanying condensed balance sheets. The operating results and gain on sale of such cable systems are presented as discontinued operations in the accompanying condensed statements of operations. Discontinued operations classification was triggered in the second quarter of 2002 once approval of the sale was obtained and the sale became probable. For the period from January 1, 2002 to April 10, 2002 and the nine months ended September 30, 2001, revenues of the sold cable systems were $624,300 and $1,739,400, respectively, and income from discontinued operations, excluding the gain on sale of cable systems, totaled $48,700 and $233,300, respectively. For the three months ended September 30, 2001, revenue and income from discontinued operations approximated $573,400 and $48,100, respectively. The book value of investment in the sold cable systems approximated $4,580,700 at April 10, 2002. The Partnership recorded a gain of $7,454,300 in the nine months ended September 30, 2002 in connection with the Charter Sale.

On November 8, 2002 the Partnership entered into an asset purchase agreement providing for the sale of its Dyer, Tennessee cable system to Telecommunications Management, LLC (Telecommunications Management) for a total sale price of approximately $1,524,400 (approximately $825 per customer acquired). This sale is a part of a larger transaction in which the Partnership and nine other affiliated partnerships (which, together with the Partnership are collectively referred to as the "Selling Partnerships") would sell all of their remaining assets used in the operation of their respective cable systems to Telecommunications Management for a total cash sale price of approximately $15,341,600 (the Telecommunications Management Sale). The Telecommunications Management Sale is subject to the approval of a majority of the holders of the Partnership's units and approval of the holders of the other Selling Partnerships. In addition, the transaction is subject to certain closing conditions, including regulatory and franchise approvals. If approved, it is expected that this sale will close in the first half of 2003, although no assurance can be given regarding this matter.

Upon sale of the remaining cable system, the Partnership will be liquidated and all remaining assets will be distributed to the Limited Partners and the General Partners.

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

It is difficult to assess the impact that the general economic slowdown will have on future operations. This could result in reduced spending by customers and advertisers, which could reduce our revenues and operating cash flow, as well as the collectibility of accounts receivable.

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

ITEM 4. CONTROLS AND PROCEDURES.

(a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. Within the 90 days prior to the date of this report, our Corporate General Partner carried out an evaluation, under the supervision and with the participation of our management, including our Chief Administrative Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Administrative Officer and Principal Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information that is required to be disclosed by the Partnership in reports that it files in its periodic SEC reports is recorded, processed, summarized and reported within the terms specified in the SEC rules and forms.

(b) CHANGES IN INTERNAL CONTROLS. There were no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date that our Corporate General Partner carried out this evaluation.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8- K.

  EXHIBITS

Exhibit Number	Description of Document

2.1

  Asset Purchase Agreement, dated November 8, 2002, by and among Telecommunications Management, LLC and Enstar Income Program II-2, L.P., Enstar Income Program IV-3, L.P., Enstar Income Program 1984-1, L.P., Enstar Income/Growth Program Six-A, L.P., Enstar VII, L.P., Enstar VIII, L.P., Enstar X, L.P., Enstar XI, L.P., Enstar IV/PBD Systems Venture and Enstar Cable of Cumberland Valley (Incorporated by reference to Exhibit 2.1 to the quarterly report of Form 10-Q of Enstar Income Program II-2, L.P. filed on November 12, 2002 (File No. 000-14505)).

99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Administrative Officer). *
99.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Principal Financial Officer). *

  * filed herewith

  REPORTS ON FORM 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENSTAR INCOME/GROWTH PROGRAM SIX-A, L.P.

By: ENSTAR COMMUNICATIONS CORPORATION
Corporate General Partner

Date: November 13, 2002

By: /s/ Paul E. Martin
Name: Paul E. Martin
Title: Senior Vice President and Corporate
Controller (Principal Financial Officer
and Principal Accounting Officer)

CERTIFICATIONS

Certification of Chief Administrative Officer

I, Steven A. Schumm, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Enstar Income/Growth Program Six-A, L.P.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

/s/ Steven A. Schumm
Steven A. Schumm

Executive Vice President and
Chief Administrative Officer

Certification of Principal Financial Officer

I, Paul E. Martin, certify that:

  I have reviewed this quarterly report on Form 10-Q of Enstar Income/Growth Program Six-A, L.P.;

  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

  The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

/s/ Paul E. Martin
Paul E. Martin
Senior Vice President and
Corporate Controller (Principal Financial Officer and
Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Document

2.1

Asset Purchase Agreement, dated November 8, 2002, by and among Telecommunications Management, LLC and Enstar Income Program II-2, L.P., Enstar Income Program IV-3, L.P., Enstar Income Program 1984-1, L.P., Enstar Income/Growth Program Six-A, L.P., Enstar VII, L.P., Enstar VIII, L.P., Enstar X, L.P., Enstar XI, L.P., Enstar IV/PBD Systems Venture and Enstar Cable of Cumberland Valley (Incorporated by reference to Exhibit 2.1 to the quarterly report of Form 10-Q of Enstar Income Program II-2, L.P. filed on November 12, 2002 (File No. 000-14505)).

99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Administrative Officer). *
99.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Principal Financial Officer). *

* filed herewith