Form 10-K
period 2002-12-31
ENSTAR INCOME GROWTH PROGRAM SIX A L P
filed 2003-04-16
CIK 824778

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                               ------------------

                                    FORM 10-K

                               ------------------

(Mark One)

       [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

               FOR THE TRANSITION PERIOD FROM ________TO _________

                        COMMISSION FILE NUMBER: 000-17687

                    ENSTAR INCOME/GROWTH PROGRAM SIX-A, L.P.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                   GEORGIA                             58-1755230
                   --------                            ----------
       (State or other jurisdiction of       (I.R.S. Employer Identification
       incorporation or organization)                    Number)

          12405 POWERSCOURT DRIVE
         ST. LOUIS, MISSOURI 63131                    (314) 965-0555
         -------------------------                    --------------
  (Address of principal executive offices    (Registrant's telephone number,
            including zip code)                    including area code)

          Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12(g) of the Act:

                                             NAME OF EACH EXCHANGE ON WHICH
             TITLE OF EACH CLASS                        REGISTERED
             -------------------                        ----------
   Units of Limited Partnership Interest                   None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]

State the aggregate market value of the voting equity securities held by non-affiliates of the registrant: All of the registrant's 79,818 units of limited partnership interests, its only class of equity securities, are held by non-affiliates. There is no public trading market for the units, and transfers of units are subject to certain restrictions; accordingly, the registrant is unable to state the market value of the units held by non-affiliates.

                    The Exhibit Index is located at Page E-1.

================================================================================

                   ENSTAR INCOME/GROWTH PROGRAM SIX-A, L.P.
                          2002 FORM 10-K ANNUAL REPORT
                                TABLE OF CONTENTS

PART I                                                                     PAGE
                                                                           ----
Item 1.  Business...........................................................  3
Item 2.  Properties......................................................... 15
Item 3.  Legal Proceedings.................................................. 15
Item 4.  Submission of Matters to a Vote of Security Holders................ 15

PART II

Item 5.  Market for the Registrant's Equity Securities and Related
         Security Holder Matters............................................ 16
Item 6.  Selected Financial Data............................................ 17
Item 7.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations.............................................. 18
Item 7A. Quantitative and Qualitative Disclosures about Market Risk......... 25
Item 8.  Financial Statements and Supplementary Data........................ 25
Item 9.  Changes in and Disagreements with Accountants on Accounting and
         Financial Disclosure............................................... 25

PART III

Item 10. Directors and Executive Officers of the Registrant................. 26
Item 11. Executive Compensation............................................. 27
Item 12. Security Ownership of Certain Beneficial Owners and Management..... 28
Item 13. Certain Relationships and Related Transactions..................... 28

PART IV

Item 14. Controls and Procedures............................................ 30
Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K... 30

SIGNATURES.................................................................. 31

CERTIFICATIONS.............................................................. 32

This Annual Report on Form 10-K is for the year ended December 31, 2002. This Annual Report modifies and supersedes documents filed prior to this Annual Report. The Securities and Exchange Commission (SEC) allows us to "incorporate by reference" information that we file with the SEC, which means that we can disclose important information to you by referring you directly to those documents. Information incorporated by reference is considered to be part of this Annual Report. In addition, information that we file with the SEC in the future will automatically update and supersede information contained in this Annual Report. In this Annual Report, "we," "us," and "our" refers to Enstar Income/Growth Program Six-A, L.P.

                                     PART I

ITEM 1. BUSINESS

INTRODUCTION

Enstar Income/Growth Program Six-A, L.P., a Georgia limited partnership, (the "Partnership") is engaged in the ownership and operation of cable television systems serving approximately 1,800 basic customers at December 31, 2002 in and around the cities of Bradford and Dyer, Tennessee.

The General Partners of the Partnership are Enstar Communications Corporation, a Georgia corporation (the "Corporate General Partner") and Robert T. Graff, Jr. (the "Individual General Partner"). Since its incorporation in 1982, the Corporate General Partner has been engaged in the cable/telecommunications business, both as a General Partner of 14 Limited Partnerships formed to own and operate cable television systems and through a wholly-owned operating subsidiary. As of December 31, 2002, the Corporate General Partner managed cable television systems serving approximately 32,400 basic customers. On November 12, 1999, the Corporate General Partner became an indirect controlled subsidiary of Charter Communications, Inc. (also called Charter), the nation's third largest cable operator, serving approximately 6.6 million customers. The Corporate General Partner is responsible for day-to-day management of the Partnership and its operations. Charter and its affiliates provide management and other services to the Partnership, for which they receive a management fee and reimbursement of expenses. The principal executive offices of the Partnership and the Corporate General Partner are located at 12405 Powerscourt Drive, St. Louis, MO 63131-0555 and their telephone number is (314) 965-0555.

LIQUIDATION BASIS ACCOUNTING AND SALE OF CABLE SYSTEMS

Our Corporate General Partner continues to operate our cable television systems during our divestiture transactions for the benefit of our unitholders.

On April 10, 2002, pursuant to an asset purchase agreement dated August 29, 2001, the Partnership completed the sale of all of the Partnership's Illinois cable television systems in and around Cisne, Farmersville, Flora, Noble, Raymond, Salem and Xenia, Illinois to Rifkin Acquisition Partners, LLC ("RAP") and Charter Communications Entertainment I, LLC ("CCE I"), each an affiliate of the Corporate General Partner and an indirect subsidiary of Charter, for a total sale price of approximately $12,035,000 (the "Charter Sale"). The Charter Sale is part of a larger transaction in which the Partnership and five other affiliated partnerships (which, together with the Partnership are collectively referred to as the "Charter Selling Partnerships") sold all of their assets used in the operation of their respective Illinois cable television systems to RAP, CCE I and another affiliate (also referred to as the "Purchasers") for a total cash sale price of $63,000,000. Each Charter Selling Partnership received the same value per customer. In addition, the Limited Partners of each of the Charter Selling Partnerships approved an amendment to their respective partnership agreement to allow the sale of assets to an affiliate of such partnership's General Partner. The Purchasers are each indirect subsidiaries of the Corporate General Partner's ultimate parent company, Charter, and therefore, are affiliates of the Partnership and each of the other Charter Selling Partnerships.

The Charter Sale resulted from a sale process actively pursued since 1999, when the Corporate General Partner sought purchasers for all of the cable television systems of the Selling Partnerships, as well as eight other, affiliated limited partnership cable operators of which the Corporate General Partner is also the general partner. This effort was undertaken primarily because, based on the Corporate General Partner's experience in the cable television industry, it was concluded that generally applicable market conditions and competitive factors were making (and would increasingly make) it extremely difficult for smaller operators of rural cable systems (such as the Partnership and the other affiliated Enstar partnerships) to effectively compete and be financially successful. This determination was based on the anticipated cost of electronics and additional equipment to enable the Partnership's systems to operate on a two-way basis with improved technical capacity, insufficiency of Partnership cash reserves and cash flows from operations to finance such expenditures, limited customer growth potential due to the Partnership's systems' rural location, and a general inability of a small cable system operator such as the Partnership to benefit from economies of scale and the ability to combine and integrate systems that large cable operators have. Although limited plant upgrades have been made, the Corporate General Partner projected that if the Partnership made the comprehensive additional upgrades deemed necessary to enable enhanced and competitive services, particularly two-way capability, the Partnership would not recoup the costs or regain its ability to operate profitably within the remaining term of its franchises, and as a result, making these upgrades would not be economically prudent.

After setting aside $1,000,000 to fund the Dyer headend's working capital needs and paying or providing for the payment of the expenses of the Charter Sale, the Corporate General Partner made distributions of our allocable share of the remaining net sale proceeds, in accordance with our partnership agreement. We made an initial distribution payment of approximately $7,175,600 on or about May 15, 2002, with a second distribution of $1,612,400 made on or about September 24, 2002.

On November 8, 2002, the Partnership entered into an asset purchase agreement providing for the sale of its Dyer, Tennessee cable system to Telecommunications Management, LLC (Telecommunications Management) for a total sale price of approximately $1,524,400 (approximately $825 per customer acquired). This sale is a part of a larger transaction in which the Partnership and eight other affiliated partnerships (which, together with the Partnership are collectively referred to as the "Telecommunications Management Selling Partnerships") would sell all of their remaining assets used in the operation of their respective cable systems to Telecommunications Management for a total cash sale price of approximately $15,341,600 (before adjustments) (the Telecommunications Management Sale). The Telecommunications Management Sale is subject to the approval of a majority of the holders of the Partnership's units and approval of the holders of the other Telecommunications Management Selling Partnerships. In addition, the transaction is subject to certain closing conditions, including regulatory and franchise approvals. In April 2003, a majority of the Limited Partners approved the Telecommunications Management Sale and a plan of liquidation.

On February 6, 2003, the Partnership entered into a side letter amending the asset purchase agreement providing for the sale of its remaining cable system to Telecommunications Management. The February 6, 2003 side letter amends the asset purchase agreement and Deposit Escrow Agreement to extend the date of the second installment of the deposit and the Outside Closing Date each by 60 days. On April 7, 2003, the second installment of the escrow deposit was due and was not received. We are currently evaluating our alternatives with respect to this new development.

The Partnership finalized its proposed plan of liquidation in December 2002 in connection with the filing of a proxy to obtain partner approval for the sale of the Partnership's final cable system and the subsequent liquidation and dissolution of the Partnership. In April 2003, the required number of votes necessary to implement the plan of liquidation were obtained. As a result, the Partnership changed its basis of accounting to the liquidation basis as of December 31, 2002. Upon changing to liquidation basis accounting, the Partnership recorded $30,800 of accrued costs of liquidation representing an estimate of the costs to be incurred after the sale of the final cable system but prior to dissolution of the Partnership. Because we are unable to develop reliable estimates of future operating results or the ultimate realizable value of property, plant and equipment due to the current uncertainties surrounding the final dissolution of the Partnership, no adjustments have been recorded to reflect assets at estimated realizable values or to reflect estimates of future operating results. These adjustments will be recorded once a sale is imminent and the net sales proceeds are reasonably estimable. Accordingly, the assets in the accompanying statement of net assets in liquidation as of December 31, 2002 have been stated at historical book values. Distributions ultimately made to the partners upon liquidation will differ from the net assets in liquidation recorded in the accompanying statement of net assets in liquidation as a result of future operations, the sale proceeds ultimately received by the Partnership and adjustments if any to estimated costs of liquidation. Distributions from the Partnership were $8,788,000 during the year ended December 31, 2002.

The Corporate General Partner's intention is to settle the outstanding obligations of the Partnership and terminate the Partnership as expeditiously as possible. Final dissolution of the Partnership and related cash distributions to the partners will occur upon obtaining final resolution of all liquidation issues.

DESCRIPTION OF THE PARTNERSHIP'S SYSTEMS

The table below sets forth certain operating statistics for the Partnership's cable systems as of December 31, 2002:

                                                                                 AVERAGE
                                                                                 MONTHLY
                                                      PREMIUM                    REVENUE
                 HOMES       BASIC       BASIC        SERVICE     PREMIUM       PER BASIC
 SYSTEM NAME    PASSED(1)  CUSTOMERS  PENETRATION(2)  UNITS(3)  PENETRATION(4)  CUSTOMER(5)
 -----------    ---------  ---------  --------------  --------  --------------  -----------
 Dyer, TN        3,900      1,800         46.2%         200       11.1%           $37.88

     (1) Homes passed refers to our estimates of the approximate number of dwelling units in a particular community that can be connected to our cable systems without any further extension of principal transmission lines. Estimates are based upon a variety of sources, including billing records, house counts, city directories and other local sources.

     (2) Basic penetration represents basic customer as a percentage of homes passed by cable transmission lines.

     (3) Premium service units include only single channel services offered for a monthly fee per channel and do not include tiers of channels offered as a package for a single monthly fee.

     (4) Premium penetration represents premium service units as a percentage of homes subscribing to cable service. A customer may purchase more than one premium service, each of which is counted as a separate premium service unit. This ratio may be greater than 100% if the average customer subscribes for more than one premium service.

     (5) Average monthly revenue per basic customer has been computed for Dyer based on revenue for the year ended December 31, 2002, divided by twelve months, divided by the actual number of basic customers at the end of the year.

SERVICES, MARKETING AND PRICES

Our cable television systems offer customers various levels of cable services consisting of:

        - broadcast television signals of local network, independent and educational stations;

        - a limited number of television signals originating from distant cities, such as WGN;

        - various satellite delivered, non-broadcast channels, such as CNN, MTV, The USA Network, ESPN, TNT, and The Disney Channel;

        - programming originated locally by the cable television system, such as public, educational and government access programs; and

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

At December 31, 2002, our monthly prices for basic cable service for residential customers, including certain discounted prices, was $24.84 and our premium price was $11.95, excluding special promotions offered periodically in conjunction with our marketing programs. A one-time installation fee, which we may wholly or partially waive during a promotional period, is usually charged to new customers. We charge commercial customers, such as hotels, motels and hospitals, a negotiated, non-recurring fee for installation of service and monthly fees based upon a standard discounting procedure. We offer most multi-unit dwellings a negotiated bulk price in exchange for single-point billing and basic service to all units. These prices are also subject to regulation.

PROGRAMMING

We purchase basic and premium programming for our systems from Charter based on Charter's actual cost. Charter's programming costs are generally based on a fixed fee per customer or a percentage of the gross receipts for the particular service. Charter's programming contracts are generally for a fixed period of time and are subject to negotiated renewal. Accordingly, no assurances can be given that Charter's, and correspondingly our, programming costs will not continue to increase substantially in the near future, or that other materially adverse terms will not be added to Charter's programming contracts. We believe, however, that Charter's relations with its programming suppliers generally are good.

Our cable programming costs have increased in recent years due to additional programming being provided to basic customers and are expected to continue to increase due to increased costs to produce or purchase cable programming (with particularly significant increases occurring with respect to sports programming), inflationary increases and other factors. In addition, we are facing higher costs to carry local broadcast channels, who elect retransmission carriage agreements.

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

The estimated cost of these upgrades for our Dyer, Tennessee system would be approximately $2.2 million (for an upgrade to 550 megahertz capacity) and $2.6 million (for an upgrade to 870 megahertz capacity). Given pending sales transactions, the high cost of such a comprehensive upgrade effort, and the limited funds available to us, a comprehensive plan is not judged to be economically prudent, and accordingly, the Corporate General Partner does not presently anticipate that it will proceed with a comprehensive upgrade plan.
The Corporate General Partner has continued to evaluate alternative, cost-effective solutions to increase channel capacity, pay-per-view services, and digital services which would enhance the value of our system, maintain compliance with franchise agreements and be economically prudent.

CUSTOMER SERVICE AND COMMUNITY RELATIONS

We continually strive to improve customer service and strengthen community relations and believe that success in these areas is critical to our business. We rely upon Charter pursuant to the management services agreement to assist us with customer service and community relations. We are also committed to fostering strong community relations in the towns and cities we serve. We support local charities and community causes in various ways. We also participate in the "Cable in the Classroom" program, whereby cable television companies throughout the United States provide schools with free cable television service. In addition, we install and provide free basic cable service to public schools, government buildings and non-profit hospitals in many of the communities in which we operate.

FRANCHISES

As of December 31, 2002, we operated cable systems in 6 franchise areas, pursuant to permits and similar authorizations issued by local and state governmental authorities. Each franchise is awarded by a governmental authority and may not be transferable unless the granting governmental authority consents. Most franchises are subject to termination proceedings in the event of a material breach. In addition, franchises can require us to pay the granting authority a franchise fee of up to 5.0% of gross revenues as defined by the franchise agreements, which is the maximum amount that may be charged under the applicable law.

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

Cable television systems are generally constructed and operated under non-exclusive franchises granted by local governmental authorities. The franchise agreements typically contain many conditions, such as time limitations on commencement and completion of construction; conditions of service, including number of channels, types of programming and the provision of free service to schools and other public institutions; and the maintenance of insurance and indemnity bonds. The provisions of local franchise agreements are subject to federal regulation under the 1984 Cable Act, the 1992 Cable Act and the 1996 Telecom Act. See "Regulation and Legislation."

The following table groups the franchises of our cable television systems by date of expiration and presents the number of franchises for each group of franchises and the approximate number and percentage of basic customers for each group as of December 31, 2002:

                                                                      PERCENTAGE
                                                        NUMBER OF        OF
                                           NUMBER OF      BASIC         BASIC
      YEAR OF FRANCHISE EXPIRATION         FRANCHISES   CUSTOMERS     CUSTOMERS
      ----------------------------         ----------   ---------     ---------
   Prior to 2003                               3          1,300         72.2%
   2003 - 2008                                 2            200         11.1%
   2009 and after                              1            300         16.7%
                                              ---         -----        -----
   Total                                       6          1,800        100.0%
                                              ===         =====        =====

As of December 31, 2002, franchise agreements have expired in 3 of our franchise areas where we serve approximately 1,300 basic customers. We continue to serve these customers while we are in negotiations to transfer and renew the franchise agreements and continue to pay franchise fees to the franchise authorities. We operate cable television systems which serve multiple communities and, in some circumstances, portions of such systems extend into jurisdictions for which we believe no franchise is necessary. We have never had a franchise revoked for any of our systems and we believe that we have satisfactory relationships with substantially all of our franchising authorities.

COMPETITION

We face competition in the areas of price, services, and service reliability. We compete with other providers of television signals and other sources of home entertainment. We operate in a very competitive business environment which can adversely affect our business and operations.

Through business developments such as the merger of Comcast Corp. and AT&T Broadband, the largest and third largest cable providers in the country and the merger of America Online, Inc. (AOL) and Time Warner Inc., customers have come to expect a variety of services from a single provider. While these mergers are not expected to have a direct or immediate impact on our business, they encourage providers of cable and telecommunications services to expand their service offerings, as cable operators recognize the competitive benefits of a large customer base and expanded financial resources.

Our key competitors include:

DBS. Direct broadcast satellite, known as DBS, is a significant competitor to cable systems. The DBS industry has grown rapidly over the last several years, far exceeding the growth rate of the cable television industry, and now serves more than 19 million subscribers nationwide. DBS service allows the subscriber to receive video and high-speed Internet access services directly via satellite using a relatively small dish antenna, provided the customer enables two-way communication through a separate telephone connection.

Video compression technology and high powered satellites allow DBS providers to offer more than 200 digital channels from a single 32 transponder satellite, thereby surpassing the typical analog cable system. In 2002, major DBS competitors offered a greater variety of channel packages, and were especially competitive at the lower end pricing. In addition, while we continue to believe that the initial investment by a DBS customer exceeds that of a cable customer, the initial equipment cost for DBS has decreased substantially, as the DBS providers have aggressively marketed offers to new customers of incentives for discounted or free equipment, installation and multiple units. DBS providers have a national service and are able to establish a national image and branding with standardized offerings, which together with their ability to avoid franchise fees of up to 5% of revenues, leads to greater efficiencies and lower costs in the lower tiers of service. However, we believe that some consumers continue to prefer our stronger local presence in our markets.

DBS companies historically were prohibited from retransmitting popular local broadcast programming. However, a change to the copyright laws in 1999 eliminated this legal impediment. As a result, DBS companies now may retransmit such programming, once they have secured retransmission consent from the popular broadcast stations they wish to carry, and honor mandatory carriage obligations of less popular broadcast stations in the same television markets. In response to the legislation, DirecTV, Inc. and EchoStar Communications Corporation have begun carrying the major network stations in the nation's top television markets. DBS, however, is limited in the local programming it can provide because of the current capacity limitations of satellite technology, and the DBS companies currently offer local broadcast programming only in the larger U.S. markets.

Broadcast Television. Cable television has long competed with broadcast television, which consists of television signals that the viewer is able to receive without charge using an "off-air" antenna. The extent of such competition is dependent upon the quality and quantity of broadcast signals available through "off-air" reception compared to the services provided by the local cable system. Traditionally, cable television has provided a higher picture quality and more channel offerings than broadcast television. However, the recent licensing of digital spectrum by the Federal Communications Commission will provide traditional broadcasters with the ability to deliver high definition television pictures and multiple digital-quality program streams, as well as advanced digital services such as subscription video and data transmission.

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

Telephone Companies and Utilities. The competitive environment has been significantly affected by technological developments and regulatory changes enacted under the 1996 Telecom Act, which was designed to enhance competition in the cable television and local telephone markets. Federal cross-ownership restrictions historically limited entry by local telephone companies into the cable business. The 1996 Telecom Act modified this cross-ownership restriction, making it possible for local exchange carriers, who have considerable resources, to provide a wide variety of video services competitive with services offered by cable systems.

Although telephone companies can lawfully enter the cable television business, activity in this area is currently quite limited. Local exchange carriers do provide facilities for the transmission and distribution of voice and data services, including Internet services, in competition with our existing or potential interactive services ventures and businesses. We cannot predict the likelihood of success of the broadband services offered by our competitors or the impact on us of such competitive ventures. The entry of telephone companies as direct competitors in the video marketplace may become more widespread and could adversely affect the profitability and valuation of established cable systems.

Additionally, we are subject to competition from utilities which possess fiber optic transmission lines capable of transmitting signals with minimal signal distortion.

Private Cable. Additional competition is posed by satellite master antenna television systems known as "SMATV systems" serving multiple dwelling units, referred to in the cable industry as "MDUs", such as condominiums, apartment complexes, and private residential communities. These private cable systems may enter into exclusive agreements with such MDUs, which may preclude operators of franchise systems from serving residents of such private complexes. Private cable systems can offer both improved reception of local television stations and many of the same satellite-delivered program services that are offered by cable systems. SMATV systems currently benefit from operating advantages not available to franchised cable systems, including fewer regulatory burdens and no requirement to service low density or economically depressed communities. Exemption from regulation may provide a competitive advantage to certain of our current and potential competitors. The Federal Communications Commission ruled in 1998 that private cable operators can lease video distribution capacity from local telephone companies and distribute cable programming services over public rights-of-way without obtaining a cable franchise. In 1999, both the Fifth and Seventh Circuit Courts of Appeals upheld this Federal Communications Commission policy.

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

The operation of a cable system is extensively regulated by the Federal Communications Commission, some state governments and most local governments. The Federal Communications Commission has the authority to enforce its regulations through the imposition of substantial fines, the issuance of cease and desist orders and/or the imposition of other administrative sanctions, such as the revocation of Federal Communications Commission licenses needed to operate certain transmission facilities used in connection with cable operations. The 1996 Telecom Act altered the regulatory structure governing the nation's communications providers. It removed barriers to competition in both the cable television market and the local telephone market. Among other things, it reduced the scope of cable rate regulation and encouraged additional competition in the video programming industry by allowing local telephone companies to provide video programming in their own telephone service areas.

The 1996 Telecom Act required the Federal Communications Commission to undertake a number of implementing rulemakings. Moreover, Congress and the Federal Communications Commission have frequently revisited the subject of cable regulation. Future legislative and regulatory changes could adversely affect our operations.

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

Although the Federal Communications Commission established the underlying regulatory scheme, local government units, commonly referred to as local franchising authorities, are primarily responsible for administering the regulation of the lowest level of cable service--the basic service tier, which typically contains local broadcast stations and public, educational, and government access channels. Before a local franchising authority begins basic service rate regulation, it must certify to the Federal Communications Commission that it will follow applicable federal rules. Many local franchising authorities have voluntarily declined to exercise their authority to regulate basic service rates. Local franchising authorities also have primary responsibility for regulating cable equipment rates. Under federal law, charges for various types of cable equipment must be unbundled from each other and from monthly charges for programming services.

For regulated cable systems, the basic service tier rate increases are governed by a complicated price cap scheme devised by the Federal Communications Commission that allows for the recovery of inflation and certain increased costs, as well as providing some incentive for system upgrades. Operators also have the opportunity to bypass this "benchmark" regulatory scheme in favor of traditional "cost-of-service" regulation in cases where the latter methodology appears favorable. Cost-of-service regulation is a traditional form of rate regulation, under which a utility is allowed to recover its costs of providing the regulated service, plus a reasonable profit.

Cable programming service tiers, which are the expanded basic programming packages that offer services other than basic programming and which typically contain satellite-delivered programming, were historically rate regulated by the Federal Communications Commission. Under the 1996 Telecom Act, however, the Federal Communications

Commission's authority to regulate cable programming service tier rates expired on March 31, 1999. The Federal Communications Commission still adjudicates cable programming service tier complaints filed prior to that date, but strictly limits its review, and possible refund orders, to the time period prior to March 31, 1999. The elimination of cable programming service tier regulation affords us substantially greater pricing flexibility, subject to competitive factors and customer acceptance.

Premium cable services offered on a per-channel or per-program basis remain unregulated under both the 1992 Cable Act and the 1996 Telecom Act. However, federal law requires that the basic service tier be offered to all cable subscribers and limits the ability of operators to require purchase of any cable programming service tier if a customer seeks to purchase premium services offered on a per-channel or per-program basis. The 1996 Telecom Act also relaxes existing "uniform rate" requirements by specifying that uniform rate requirements do not apply where the operator faces "effective competition," and by exempting bulk discounts to multiple dwelling units, although complaints about predatory pricing still may be made to the Federal Communications Commission.

Cable Entry into Telecommunications and Pole Attachment Rates. The 1996 Telecom Act creates a more favorable environment for us to provide telecommunications services beyond traditional video delivery. It provides that no state or local laws or regulations may prohibit or have the effect of prohibiting any entity from providing any interstate or intrastate telecommunications service. States are authorized, however, to impose "competitively neutral" requirements regarding universal service, public safety and welfare, service quality, and consumer protection. State and local governments also retain their authority to manage the public rights-of-way and may require reasonable, competitively neutral compensation for management of the public rights-of-way when cable operators provide telecommunications service. The favorable pole attachment rates afforded cable operators under federal law can be gradually increased by utility companies owning the poles if the operator provides telecommunications service, as well as cable service, over its plant. The Federal Communications Commission clarified that a cable operator's favorable pole rates are not endangered by the provision of Internet access, and that approach ultimately was upheld by the United States Supreme Court.

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

Under the 1996 Telecom Act, local exchange carriers or any other cable competitor providing video programming to subscribers through broadband wire should be regulated as a traditional cable operator, subject to local franchising and federal regulatory requirements, unless the local exchange carrier or other cable competitor elects to deploy its broadband plant as an open video system. To qualify for favorable open video system status, the competitor must reserve two-thirds of the system's activated channels for unaffiliated entities. Even then, the Federal Communications Commission revised its open video system policy to leave franchising discretion to state and local authorities. It is unclear what effect this ruling will have on the entities pursuing open video system operation.

Although local exchange carriers and cable operators can now expand their offerings across traditional service boundaries, the general prohibition remains on local exchange carrier buyouts of cable systems serving an overlapping territory. Cable operator buyouts of overlapping local exchange carrier systems, and joint ventures between cable operators and local exchange carriers in the same market, also are prohibited. The 1996 Telecom Act provides a few limited exceptions to this buyout prohibition, including a carefully circumscribed "rural exemption." The 1996 Telecom Act also provides the Federal Communications Commission with the limited authority to grant waivers of the buyout prohibition.

Electric Utility Entry into Telecommunications/Cable Television. The 1996 Telecom Act provides that registered utility holding companies and subsidiaries may provide telecommunications services, including cable television, notwithstanding the Public Utility Holding Company Act of 1935. Electric utilities must establish separate subsidiaries, known as "exempt telecommunications companies" and must apply to the Federal Communications Commission for operating authority. Like telephone companies, electric utilities have substantial resources at their disposal, and could be formidable competitors to traditional cable systems. Several such utilities have been granted broad authority by the Federal Communications Commission to engage in activities which could include the provision of video programming.

Additional Ownership Restrictions. The 1996 Telecom Act eliminated a statutory restriction on broadcast network/cable cross-ownership, but left in place existing Federal Communications Commission regulations prohibiting local cross-ownership between co-located television stations and cable systems. The District of Columbia Circuit Court of Appeals subsequently struck down this remaining broadcast/cable cross-ownership prohibition, and the Federal Communications Commission has now eliminated the prohibition.

Pursuant to the 1992 Cable Act, the Federal Communications Commission adopted rules precluding a cable system from devoting more than 40% of its activated channel capacity to the carriage of affiliated national video program services. Also pursuant to the 1992 Cable Act, the Federal Communications Commission adopted rules that preclude any cable operator from serving more than 30% of all U.S. domestic multichannel video subscribers, including cable and direct broadcast satellite subscribers. The D.C. Circuit Court of Appeals struck down these vertical and horizontal ownership limits as unconstitutional, concluding that the Federal Communications Commission had not adequately justified the specific rules (i.e., the 40% and 30% figures) adopted. The Federal Communications Commission is now considering replacement regulations.

Must Carry/Retransmission Consent. The 1992 Cable Act contains broadcast signal carriage requirements. Broadcast signal carriage is the transmission of broadcast television signals over a cable system to cable customers. These requirements, among other things, allow local commercial television broadcast stations to elect once every three years between "must carry" status or "retransmission consent" status. Less popular stations typically elect must carry, which is the broadcast signal carriage rule that allows local commercial television broadcast stations to require a cable system to carry the station. More popular stations, such as those affiliated with a national network, typically elect retransmission consent which is the broadcast signal carriage rule that allows local commercial television broadcast stations to negotiate for payments for granting permission to the cable operator to carry the stations. Must carry requests can dilute the appeal of a cable system's programming offerings because a cable system with limited channel capacity may be required to forego carriage of popular channels in favor of less popular broadcast stations electing must carry. Retransmission consent demands may require substantial payments or other concessions. Either option has a potentially adverse effect on our business. The burden associated with must carry may increase substantially if broadcasters proceed with planned conversion to digital transmission and the Federal Communications Commission determines that cable systems simultaneously must carry all analog and digital broadcasts in their entirety. This burden would reduce capacity available for more popular video programming and new Internet and telecommunication offerings. The Federal Communications Commission tentatively decided against imposition of dual digital and analog must carry in a January 2001 ruling. At the same time, however, it initiated further fact-gathering which ultimately could lead to a reconsideration of the tentative conclusion. The Federal Communications Commission is also considering whether it should maintain its initial ruling that, whenever a digital broadcast signal does become eligible for must carry, a cable operator's obligation is limited to carriage of a single digital video signal. If the Commission reverses itself, and cable operators are required to carry ancillary digital feeds, the burden associated with digital must carry could be significantly increased.

Access Channels. Local franchising authorities can include franchise provisions requiring cable operators to set aside certain channels for public, educational and governmental access programming. Federal law also requires cable systems to designate a portion of their channel capacity, up to 15% in some cases, for commercial leased access by unaffiliated third parties. The Federal Communications Commission has adopted rules regulating the terms, conditions and maximum rates a cable operator may charge for commercial leased access use. We believe that requests for commercial leased access carriages have been relatively limited. The Federal Communications Commission rejected a request that unaffiliated Internet service providers be found eligible for commercial leased access.

Access to Programming. To spur the development of independent cable programmers and competition to incumbent cable operators, the 1992 Cable Act imposed restrictions on the dealings between cable operators and cable programmers. Of special significance from a competitive business position, the 1992 Cable Act precludes video programmers affiliated with cable companies from favoring cable operators over new competitors and requires such programmers to sell their satellite-delivered programming to other multichannel video distributors. This provision limits the ability of vertically integrated cable programmers to offer exclusive programming arrangements to cable companies. The Federal Communications Commission recently extended this exclusivity prohibition to October 2007. DBS providers have no similar restrictions on exclusive programming contracts. Pursuant to the Satellite Home Viewer Improvement Act, the Federal Communications Commission has adopted regulations governing retransmission consent negotiations between broadcasters and all multichannel video programming distributors, including cable and DBS.

Inside Wiring; Subscriber Access. In an order dating back to 1997 and largely upheld in a 2003 reconsideration order, the Federal Communications Commission established rules that require an incumbent cable operator upon expiration of a multiple dwelling unit service contract to sell, abandon, or remove "home run" wiring that was installed by the cable operator in a multiple dwelling unit building. These inside wiring rules are expected to assist building owners in their attempts to replace existing cable operators with new programming providers who are willing to pay the building owner a higher fee, where such a fee is permissible. In another proceeding, the Federal Communications Commission has preempted restrictions on the deployment of private antennae on property within the exclusive use of a condominium owner or tenant, such as balconies and patios. This Federal Communications Commission ruling may limit the extent to which we along with multiple dwelling unit owners may enforce certain aspects of multiple dwelling unit agreements which otherwise prohibit, for example, placement of digital broadcast satellite receiver antennae in multiple dwelling unit areas under the exclusive occupancy of a renter. These developments may make it even more difficult for us to provide service in multiple dwelling unit complexes.

Other Communications Act Provisions and Regulations of the Federal Communications Commission. In addition to the Communications Act provisions and Federal Communications Commission regulations noted above, there are other statutory provisions and regulations of the Federal Communications Commission covering such areas as:

        -   subscriber privacy,

        -   programming practices, including, among other things,

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

            (4)   lottery programming,

            (5)   political programming,

            (6)   sponsorship identification,

            (7)   children's programming advertisements, and

            (8)   closed captioning,

        -   registration of cable systems and facilities licensing,

        -   maintenance of various records and public inspection files,

        -   aeronautical frequency usage,

        -   lockbox availability,

        -   antenna structure notification,

        -   tower marking and lighting,

        -   consumer protection and customer service standards,

        -   technical standards,

        -   equal employment opportunity,

        -   consumer electronics equipment compatibility, and

        -   emergency alert systems.

The Federal Communications Commission (FCC) ruled that cable customers must be allowed to purchase set-top terminals from third parties and established a multi-year phase-in during which security functions (which would remain in the operator's exclusive control) would be unbundled from basic converter functions, which could then be provided by third party vendors. The first phase implementation date was July 1, 2000. As of January 1, 2005, cable operators will be prohibited from placing in service new set-top terminals that integrate security functions and basic converter navigation functions.

The FCC is currently conducting a rulemaking in which it is considering adopting rules to help implement a recent agreement between major cable operators and manufacturers of consumer electronics on "plug and play" digital televisions. The proposed rules would require cable operators to provide "point of deployment" security modules and support to customer-owned digital televisions and similar devices already equipped with built-in set-top box functionality. The rules would also permit the offering of digital programming with certain copy controls built into the programming, subject to limitations on the use of those copy controls. These proposed restrictions, if adopted as proposed, would apply equally to cable operators and to other MVPDs, such as DBS.

Additional Regulatory Policies May Be Added in the Future. The Federal Communications Commission has initiated an inquiry to determine whether the cable industry's future provision of interactive services should be subject to regulations ensuring equal access and competition among service vendors. The inquiry, which grew out of the FCC's review of the AOL-Time Warner merger is yet another expression of regulatory concern regarding control over cable capacity.

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

Federal law contains renewal procedures designed to protect incumbent franchisees against arbitrary denials of renewal. Even if a franchise is renewed, the local franchising authority may seek to impose new and more onerous requirements such as significant upgrades in facilities and service or increased franchise fees as a condition of renewal. Similarly, if a local franchising authority's consent is required for the purchase or sale of a cable system or franchise, the local franchising authority may attempt to impose more burdensome or onerous franchise requirements as a condition for providing its consent. Historically, most franchises have been renewed for and consents granted to cable operators that have provided satisfactory services and have complied with the terms of their franchise.

Under the 1996 Telecom Act, states and local franchising authorities are prohibited from limiting, restricting, or conditioning the provision of competitive telecommunications services, except for certain "competitively neutral" requirements and as necessary to manage the public rights-of-way. This law should facilitate entry into competitive telecommunications services, although certain jurisdictions still may attempt to impose rigorous entry requirements. In addition, local franchising authorities may not require a cable operator to provide any telecommunications service or facilities, other than institutional networks under certain circumstances, as a condition of an initial franchise grant, a franchise renewal, or a franchise transfer. The 1996 Telecom Act also provides that franchising fees are limited to an operator's cable-related revenues and do not apply to revenues that a cable operator derives from providing new telecommunications services. In a March 2002 decision, the Federal Communications Commission tentatively held that a cable operator's provision of Internet access service should not subject the operator to additional franchising requirements. That decision is currently under appeal to federal court.

EMPLOYEES

The various personnel required to operate our business are employed by the Partnership, the Corporate General Partner, its subsidiary corporation and Charter. As of December 31, 2002, the Corporate General Partner employed three personnel who worked exclusively for the Partnership, the cost of which is charged directly to the Partnership. The additional employment costs incurred by the Corporate General Partner, its subsidiary corporation and Charter are allocated and charged to the Partnership for reimbursement pursuant to the Amended and Restated Agreement of Limited Partnership (the "Partnership Agreement") and the management agreement between the Partnership and Enstar Cable Corporation (the "Management Agreement"). Other personnel required to operate our business are employed by affiliates of the Corporate General Partner. The amounts of these reimbursable costs are set forth in Item 11. "Executive Compensation."

ITEM 2. PROPERTIES

We own or lease parcels of real property for signal reception sites (antenna towers and headends), microwave facilities and business offices, and own or lease our service vehicles. We believe that our properties, both owned and leased, are suitable and adequate for our business operations. We own substantially all of the assets related to our cable television operations, including our program production equipment, headend (towers, antennas, electronic equipment and satellite earth stations), cable plant (distribution equipment, amplifiers, customer drops and hardware), converters, test equipment and tools and maintenance equipment.

ITEM 3. LEGAL PROCEEDINGS

We are involved from time to time in routine legal matters and other claims incidental to our business. We believe that the resolution of such matters will not have a material adverse impact on our financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

In December 2002, a proxy was filed with the SEC seeking to obtain approval of the Limited Partners for the sale of the Partnership's remaining cable systems and the subsequent liquidation and dissolution of the Partnership. On March 10, 2003, the SEC review process was completed and proxy statements were mailed to the holders of Limited Partnership Units. A majority vote was reached in April 2003 although the consent solicitation period remains open until May 16, 2003.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S EQUITY SECURITIES AND RELATED SECURITY HOLDER MATTERS

LIQUIDITY

While our equity securities, which consist of units of limited partnership interests, are publicly held, there is no established public trading market for the units and we do not expect that a market will develop. The approximate number of equity security holders of record was 1,869 as of December 31, 2002. In addition to restrictions on the transferability of units described in our partnership agreement (the Partnership Agreement), the transferability of units may be affected by restrictions on resales imposed by federal or state law.

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

We began making periodic cash distributions from operations in January 1989 and discontinued distributions in May 1993. No distributions were made in 2001 or 2000. Distributions related to the sale of cable systems totaled $8,788,000 in 2002.

Upon the completion of the sale of all of the remaining cable systems to Telecommunications Management as discussed herein, the Partnership will be liquidated and all remaining net assets distributed to the Limited Partners and the Corporate General Partner.

ITEM 6. SELECTED FINANCIAL DATA

The table below presents selected financial data of the Partnership for the five years ended December 31, 2002. This data should be read in conjunction with the Partnership's financial statements included in Item 8. "Financial Statements and Supplementary Data" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7.

                                                                   YEAR ENDED DECEMBER 31,
                                   ------------------------------------------------------------------------------------
OPERATIONS STATEMENT DATA              2002              2001               2000              1999              1998
                                   ------------       -----------       -----------       -----------       -----------
Revenues                           $  1,442,500       $ 3,194,400       $ 3,342,000       $ 3,463,300       $ 3,630,300

Operating expenses                     (971,500)       (2,066,900)       (2,062,700)       (2,056,600)       (2,081,100)
Depreciation and amortization          (461,000)         (999,200)       (1,079,000)       (1,025,300)         (837,900)
                                   ------------       -----------       -----------       -----------       -----------
Operating income                         10,000           128,300           200,300           381,400           711,300

Interest income                          59,500            10,600            17,900            22,700            31,000
Interest expense                         (3,600)          (49,600)          (99,100)         (149,900)         (214,900)
Gain on sale of cable systems         7,451,500                --                --                --               500
Other                                        --           (58,900)          (27,900)               --                --
                                   ------------       -----------       -----------       -----------       -----------
Net income                         $  7,517,400       $    30,400       $    91,200       $   254,200       $   527,900
                                   ============       ===========       ===========       ===========       ===========
Per unit of limited
  partnership interest:

   Net income                      $      91.21       $      0.38       $      1.13       $      3.15       $      6.55
                                   ============       ===========       ===========       ===========       ===========
OTHER OPERATING DATA
   Net cash from operating
activities                         $    273,700       $ 1,649,900       $ 2,770,100       $ 1,166,400       $ 1,204,900

   Net cash from investing
activities                           11,477,000          (990,600)       (2,839,500)         (536,800)         (239,300)

   Net cash from financing
activities                           (9,038,000)         (450,000)         (350,000)         (495,700)       (1,083,000)

   Capital expenditures            $    555,100       $   990,000       $ 2,807,700       $   492,400       $   215,200

                                                         AS OF DECEMBER 31,
                               -----------------------------------------------------------------
BALANCE SHEET DATA                2001               2000             1999               1998
                               -----------       -----------       -----------       -----------
Total assets                   $ 5,806,300       $ 5,708,800       $ 4,365,400       $ 4,638,800
Total debt                         250,000           700,000         1,050,000         1,350,000
General Partners' deficit         (134,700)         (135,000)         (135,900)         (138,400)
Limited Partners' capital      $ 2,930,000       $ 2,899,900       $ 2,809,600       $ 2,557,900

                                        AS OF
                                     DECEMBER 31,
NET ASSETS IN LIQUIDATION DATA          2002
                                     ------------
Total assets                         $4,196,300
Net assets in liquidation            $1,493,900

Comparability of the above information from year to year is affected by the disposition of the Partnership's Illinois cable systems in and around Cisne, Farmersville, Flora, Noble, Raymond, Salem and Xena, Illinois in April 2002. This information excludes the effect of liquidation costs recorded on December 31, 2002. See Note 2 to our financial statements included with the Annual Report.

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

The Partnership finalized its proposed plan of liquidation in December 2002 in connection with the filing of a proxy to obtain partner approval for the sale of the Partnership's final cable system and the subsequent liquidation and dissolution of the Partnership. In April 2003, the required number of votes necessary to implement the plan of liquidation were obtained. As a result, the Partnership changed its basis of accounting to the liquidation basis on December 31, 2002. The statements of operations, partnership capital and cash flows for the year ended December 31, 2002 have been presented on a going concern basis comparable to prior periods. Upon changing to liquidation basis accounting, the Partnership recorded $30,800 of accrued costs of liquidation representing an estimate of the costs to be incurred after the sale of the final cable system but prior to dissolution of the Partnership. Because we are unable to develop reliable estimates of future operating results or the ultimate realizable value of property, plant and equipment due to the current uncertainties surrounding the final dissolution of the Partnership, no adjustments have been recorded to reflect assets at estimated realizable values or to reflect estimates of future operating results. These adjustments will be recorded once a sale is imminent and the net sales proceeds are reasonably estimable. Accordingly, the assets in the accompanying statement of net assets in liquidation as of December 31, 2002 have been stated at historical book values. Distributions ultimately made to the partners upon liquidation will differ from the net assets in liquidation recorded in the accompanying statement of net assets in liquidation as a result of future operations, the sale proceeds ultimately received by the Partnership and adjustments if any to estimated costs of liquidation. Distributions from the Partnership were $8,788,000 during the year ended December 31, 2002.

CRITICAL ACCOUNTING ESTIMATES

Certain of our accounting policies require our management to make difficult, subjective or complex judgments. We consider the following policies to be the most critical in understanding the estimates, assumptions and judgments that are involved in preparing our financial statements and the uncertainties that could impact our results of operations, financial condition and cash flows:

-   Capitalization of labor and overhead costs;

-   Useful lives of property, plant and equipment; and

-   Impairment of property, plant and equipment.

Capitalization of labor and overhead costs. The cable industry is highly capital intensive and a large portion of our resources is spent on capital activities associated with extending, rebuilding, and upgrading our cable network. As of December 31, 2002 and 2001, the net carrying amount of our property, plant and equipment (consisting primarily of cable network assets) was approximately $837,600 (representing 20.0% of total assets) and $4,984,300 (representing 85.8% of total assets). Total capital expenditures for the years ended December 31, 2002, 2001 and 2000 were approximately $555,100, $990,000 and $2,807,700, respectively.

Costs associated with network construction, initial customer installation and installation refurbishments are capitalized. Costs capitalized as part of initial customer installations include materials, direct labor, and certain indirect costs. These indirect costs are associated with the activities of personnel who assist in connecting and activating the new service and consist of compensation and overhead costs associated with these support functions. The costs of disconnecting service at a customer's dwelling or reconnecting service to a previously installed dwelling are charged to operating expense in the period incurred. Costs for repairs and maintenance are charged to operating expense as incurred, while equipment replacement and betterments, including replacement of cable drops from the pole to the dwelling, are capitalized.

Direct labor costs directly associated with capital projects are capitalized. We capitalize direct labor costs associated with personnel based upon the specific time devoted to network construction and customer installation activities. Capitalizable activities performed in connection with customer installations include:

-   Scheduling a "truck roll" to the customer's dwelling for service connection;

- Verification of serviceability to the customer's dwelling (i.e., determining whether the customer's dwelling is capable of receiving service by our cable network and/or receiving advanced or data services);

- Customer premise activities performed by in-house field technicians and third-party contractors in connection with customer installations, installation of network equipment in connection with the installation of expanded services and equipment replacement and betterment; and

- Verifying the integrity of the customer's network connection by initiating test signals downstream from the headend to the customer's digital set-top terminal.

We capitalize direct labor costs associated with personnel based upon the specific time devoted to network construction and installation activities. Some judgment is involved in the determination of which labor tasks are attributable to capitalizable activities. We capitalized internal direct labor costs of $41,400, $65,300 and $47,900, for the years ended December 31, 2002, 2001 and
2000, respectively.

Judgment is required to determine the extent to which indirect costs ("overhead") are incurred as a result of specific capital activities, and therefore should be capitalized. We capitalize overhead based upon an estimate of the portion of indirect costs that contribute to capitalizable activities using an overhead rate applied to the amount of direct labor capitalized. We have established the overhead rates based on an analysis of the nature of costs incurred in support of capitalizable activities and a determination of the portion of costs which is directly attributable to capitalizable activities. The primary costs that are included in the determination of the overhead rate are
(i) employee benefits and payroll taxes associated with capitalized direct labor, (ii) direct variable costs associated with capitalizable activities, consisting primarily of installation and construction vehicle costs, (iii) the cost of dispatch personnel that directly assist with capitalizable installation activities, and (iv) indirect costs directly attributable to capitalizable activities.

While we believe our existing capitalization policies are appropriate, a significant change in the nature or extent of our development activities could affect the extent to which we capitalized direct labor or overhead in the future. We capitalized overhead of $41,400, $58,700 and $43,100, respectively, for the years ended December 31, 2002, 2001 and 2000.

Useful lives of property, plant and equipment. In accordance with GAAP, we evaluate the appropriateness of estimated useful lives assigned to our property, plant and equipment, and revise such lives to the extent warranted by changing facts and circumstances. Any change in the estimate of remaining lives would be recorded prospectively as required by APB No. 20. While we believe our current useful life estimates are reasonable, a significant change in assumptions about the extent or timing of future asset retirements and replacements, or in our upgrade program, could materially affect future depreciation expense.

Depreciation expense related to property, plant and equipment totaled $425,600, $777,600 and $803,400, representing approximately 29.7%, 25.4% and 25.6% of operating expenses, for the years ended December 31, 2002, 2001 and 2000, respectively. Depreciation is recorded using the straight-line method over management's estimate of the estimated useful lives of the related assets as follows:

         Cable distribution systems    5-15 years
         Vehicles                      3 years
         Furniture and equipment       5-7 years
         Leasehold improvements        Shorter of life of lease or
                                       useful life of asset

Impairment of property, plant and equipment. As discussed above, the net carrying value of our property, plant and equipment is significant. We are required under SFAS No. 144 to evaluate the recoverability of our property, plant and equipment and franchise assets which did not qualify for indefinite life treatment under SFAS No. 142, when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Such events or changes in circumstances could include such factors as changes in technological advances, fluctuations in the market value of such assets, adverse changes in relationships with local franchise authorities, adverse changes in market conditions or poor operating results. Under SFAS No. 144, a long-lived asset is deemed impaired when the carrying amount of such asset exceeds the projected undiscounted future cash flows associated with the asset.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2002 COMPARED TO YEAR ENDED DECEMBER 31, 2001

On April 10, 2002, we completed the sale of all of our Illinois cable television systems in and around Cisne, Farmersville, Flora, Noble, Raymond, Salem and Xenia, Illinois. Accordingly, results of operations for the year ended December 31, 2002 are not comparable to the year ended December 31, 2001. Results of operations for the year ended December 31, 2002 do not reflect adjustments recorded upon the change to liquidation basis accounting.

Revenues decreased $1,751,900 from $3,194,400 to $1,442,500, or 54.8%, for the year ended December 31, 2002, as compared to 2001. The decrease was due to a decline in the number of basic and premium service customers primarily as a result of the sale of the Partnership's Illinois cable systems in April 2002. As of December 31, 2002 and 2001, we had approximately 1,800 and 7,400 basic customers, respectively, and 200 and 1,100 premium service units, respectively. The decline in customers is primarily due to competition from satellite providers and customer reaction to increased prices.

Service costs decreased $497,800 from $963,100 to $465,300, or 51.7%, for the year ended December 31, 2002, as compared to 2001. Service costs represent programming costs and other costs directly attributable to providing cable services to customers. The decrease was primarily due to the sale of the Partnership's Illinois cable systems in April 2002.

General and administrative expenses decreased $325,800 from $584,700 to $258,900, or 55.7%, for the year ended December 31, 2002, as compared to 2001, primarily due to the sale of the Partnership's Illinois cable systems in April 2002.

General partner management fees and reimbursed expenses decreased $271,800 from $519,100 to $247,300, or 52.4%, for the year ended December 31, 2002, as compared to 2001. These costs represent management fees and administrative costs reimbursed to Charter by us based on Charter's actual costs incurred. Management fees are less due to a decrease in revenues as a result of the sale of the Partnership's Illinois cable systems in April 2002.

Depreciation and amortization expense decreased $538,200 from $999,200 to $461,000, or 53.9%, for the year ended December 31, 2002, as compared to 2001, due to the sale of the Partnership's Illinois cable systems in April 2002 and certain fixed assets becoming fully depreciated during 2002.

Due to the factors described above, operating income decreased $118,300 from $128,300 to $10,000, or 92.2%, for the year ended December 31, 2002, as compared to 2001.

Interest income increased $48,900 from $10,600 to $59,500 for the year ended December 31, 2002, as compared to 2001, due to an increase in average cash balances on cash balances available for investment for the year ended December 31, 2002 as compared to 2001 as a result of proceeds from the sale of the Partnership's Illinois cable systems in April 2002.

Interest expense decreased $46,000 from $49,600 to $3,600, or 92.7%, for the year ended December 31, 2002, as compared to 2001, primarily due to the maturing of the loan facility on August 31, 2001 and maturing of the related party loan agreement on May 31, 2002.

Gain on sale of cable systems totaled $7,451,500 for the year ended December 31, 2002. Gain on sale of cable systems represents the difference between the sale proceeds and the net book value of investment.

Other expense of $58,900 for the year ended December 31, 2001 represents costs associated with a previous unexecuted sales proposal.

Due to the factors described above, our income increased $7,487,000 from $30,400 to $7,517,400 for the year ended December 31, 2002, respectively, compared to the corresponding period in 2001.

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

General partner management fees and reimbursed expenses decreased $20,400 from $539,500 to $519,100, or 3.8%, for the year ended December 31, 2001, as compared to 2000. Management fees are less due to a decrease in revenues. These costs represent administrative costs reimbursed to Charter by us based on Charter's actual costs incurred.

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

Due to the factors described above, our income decreased $60,800 from $91,200 to $30,400, or 66.7%, for the year ended December 31, 2001, respectively, compared to the corresponding period in 2000.

DISTRIBUTIONS TO PARTNERS

As provided in our agreement, distributions to partners are funded from operating income before depreciation and amortization, if any, after providing for working capital and other liquidity requirements, including debt service and capital expenditures not otherwise funded by borrowings. No distributions were paid in 2001 or 2000. Distributions related to the sale of cable systems totaled $8,788,000 for 2002.

LIQUIDITY AND CAPITAL RESOURCES

Operating activities provided $1,376,200 less cash in 2002 than in 2001. Changes in receivables, prepaid expenses and other assets provided $13,400 more cash in 2002 than in 2001, primarily due to differences in the timing of receivable collections and the payment of prepaid expenses. Changes in accounts payable, accrued liabilities, and due to affiliates provided $886,900 less cash in 2002 than in 2001 due to differences in the timing of payments.

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

We provided $12,467,600 more cash in investing activities in 2002 than in the prior year due to proceeds from the sale of cable systems, net of transaction costs of $12,032,100 and a decrease of $434,900 for capital expenditures.

We used $1,848,900 less cash in investing activities in 2001 than in the prior year due to a decrease of $1,817,700 in expenditures for capital assets and a decrease of $31,200 for intangible assets.

Financing activities used $8,588,000 more cash during 2002 than in 2001 due to distributions made of proceeds from the sale of the Partnership's Illinois cable systems in April 2002. We used $450,000 less cash for the repayment of debt.

Financing activities used $100,000 more cash during 2001 than in 2000. We used $350,000 more cash for the repayment of debt and provided $250,000 more from the issuance of a note payable from an affiliate.

LIQUIDATION BASIS ACCOUNTING AND SALE OF CABLE SYSTEMS

Our Corporate General Partner continues to operate our cable television systems during our divestiture transactions for the benefit of our unitholders.

On April 10, 2002, pursuant to an asset purchase agreement dated August 29, 2001, the Partnership completed the sale of all of the Partnership's Illinois cable television systems in and around Cisne, Farmersville, Flora, Noble, Raymond, Salem and Xenia, Illinois to Rifkin Acquisition Partners, LLC ("RAP") and Charter Communications Entertainment I, LLC ("CCE I"), each an affiliate of the Corporate General Partner and an indirect subsidiary of Charter, for a total sale price of approximately $12,035,000 (the "Charter Sale"). The Charter Sale is part of a larger transaction in which the Partnership and five other affiliated partnerships (which, together with the Partnership are collectively referred to as the "Selling Partnerships") sold all of their assets used in the operation of their respective Illinois cable television systems to RAP, CCE I and another affiliate (also referred to as the "Purchasers") for a total cash sale price of $63,000,000. Each Charter Selling Partnership received the same value per customer. In addition, the Limited Partners of each of the Selling Partnerships approved an amendment to their respective partnership agreement to allow the sale of assets to an affiliate of such partnership's General Partner. The Purchasers are each indirect subsidiaries of the Corporate General Partner's ultimate parent company, Charter, and therefore, are affiliates of the Partnership and each of the other Selling Partnerships.

The Charter Sale resulted from a sale process actively pursued since 1999, when the Corporate General Partner sought purchasers for all of the cable television systems of the Selling Partnerships, as well as eight other, affiliated limited partnership cable operators of which the Corporate General Partner is also the general partner. This effort was undertaken primarily because, based on the Corporate General Partner's experience in the cable television industry, it was concluded that generally applicable market conditions and competitive factors were making (and would increasingly make) it extremely difficult for smaller operators of rural cable systems (such as the Partnership and the other affiliated Enstar partnerships) to effectively compete and be financially successful. This determination was based on the anticipated cost of electronics and additional equipment to enable the Partnership's systems to operate on a two-way basis with improved technical capacity, insufficiency of Partnership cash reserves and cash flows from operations to finance such expenditures, limited customer growth potential due to the Partnership's systems' rural location, and a general inability of a small cable system operator such as the Partnership to benefit from economies of scale and the ability to combine and integrate systems that large cable operators have. Although limited plant upgrades have been made, the Corporate General Partner projected that if the Partnership made the comprehensive additional upgrades deemed necessary to enable enhanced and competitive services, particularly two-way capability, the Partnership would not recoup the costs or regain its ability to operate profitably within the remaining term of its franchises, and as a result, making these upgrades would not be economically prudent.

After setting aside $1,000,000 to fund the Dyer headend's working capital needs, and paying or providing for the payment of the expenses of the Charter Sale, the Corporate General Partner made distributions of our allocable share of the remaining net sale proceeds, in accordance with our partnership agreement. We made an initial distribution payment of approximately $7,175,600 on or about May 15, 2002, with a second distribution of $1,612,400 made on or about September 24, 2002.

On November 8, 2002, the Partnership entered into an asset purchase agreement providing for the sale of its Dyer, Tennessee cable system to Telecommunications Management, LLC (Telecommunications Management) for a total sale price of approximately $1,524,400 (approximately $825 per customer acquired). This sale is a part of a larger transaction in which the Partnership and eight other affiliated partnerships (which, together with the Partnership are collectively referred to as the "Telecommunications Management Selling Partnerships") would sell all of their remaining assets used in the operation of their respective cable systems to Telecommunications Management for a total cash sale price of approximately $15,341,600 (before adjustments) (the Telecommunications Management Sale). The Telecommunications Management Sale is subject to the approval of a majority of the holders of the Partnership's units and approval of the holders of the other Telecommunications Management Selling Partnerships. In addition, the transaction is subject to certain closing conditions, including regulatory and franchise approvals. In April 2003, a majority of the Limited Partners approved the Telecommunications Management Sale and a plan of liquidation.

On February 6, 2003, the Partnership entered into a side letter amending the asset purchase agreement providing for the sale of its remaining cable system to Telecommunications Management. The February 6, 2003 side letter amends the asset purchase agreement and Deposit Escrow Agreement to extend the date of the second installment of the deposit and the Outside Closing Date each by 60 days. On April 7, 2003, the second installment of the escrow deposit was due and was not received. We are currently evaluating our alternatives with respect to this new development.

The Partnership finalized its proposed plan of liquidation in December 2002 in connection with the filing of a proxy to obtain partner approval for the sale of the Partnership's final cable system and the subsequent liquidation and dissolution of the Partnership. In April 2003, the required number of votes necessary to implement the plan of liquidation were obtained. As a result, the Partnership changed its basis of accounting to the liquidation basis as of December 31, 2002. Upon changing to liquidation basis accounting, the Partnership recorded $30,800 of accrued costs of liquidation representing an estimate of the costs to be incurred after the sale of the final cable system but prior to dissolution of the Partnership. Because we are unable to develop reliable estimates of future operating results or the ultimate realizable value of property, plant and equipment due to the current uncertainties surrounding the final dissolution of the Partnership, no adjustments have been recorded to reflect assets at estimated realizable values or to reflect estimates of future operating results. These adjustments will be recorded once a sale is imminent and the net sales proceeds are reasonably estimable. Accordingly, the assets in the accompanying statement of net assets in liquidation as of December 31, 2002 have been stated at historical book values. Distributions ultimately made to the partners upon liquidation will differ from the net assets in liquidation recorded in the accompanying statement of net assets in liquidation as a result of future operations, the sale proceeds ultimately received by the Partnership and adjustments if any to estimated costs of liquidation. Distributions from the Partnership were $8,788,000 during the year ended December 31, 2002.

The Corporate General Partner's intention is to settle the outstanding obligations of the Partnership and terminate the Partnership as expeditiously as possible. Final dissolution of the Partnership and related cash distributions to the partners will occur upon obtaining final resolution of all liquidation issues.

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

The estimated cost of these upgrades for our Dyer, Tennessee system would be approximately $2.2 million (for an upgrade to 550 megahertz capacity) and $2.6 million (for an upgrade to 870 megahertz capacity). Given pending sale transactions, the high cost of such a comprehensive upgrade effort, and the limited funds available to us, a comprehensive plan is judged not to be not economically prudent and accordingly, the Corporate General Partner does not presently anticipate that it will proceed with a comprehensive upgrade plan.

FINANCING ACTIVITIES

Distributions to partners as a result of the Charter Sale totaled $8,788,000 for the year ended December 31, 2002.

We were party to a loan agreement with Enstar Finance Company, LLC, a subsidiary of the Corporate General Partner, that matured on August 31, 2001. The loan facility was not extended or replaced. Cash generated by our operations, together with available cash balances will be used to fund capital expenditures as required by franchise authorities. However, our cash reserves will be insufficient to fund a comprehensive upgrade program. If our pending sales transactions are not closed, we will need to rely on increased cash flow from operations or new sources of financing in order to meet our future liquidity requirements. There can be no assurance that such cash flow increases can be attained, or that additional future financing will be available on terms acceptable to us. If we are not able to attain such cash flow increases, or obtain new sources of borrowings, we will not be able to fully complete any comprehensive cable systems upgrades as required by franchise authorities. As a result, the value of our systems would be lower than that of systems built to a higher technical standard.

We believe it is critical to conserve cash to fund our future liquidity requirements and any anticipated capital expenditures as required by franchise authorities. Accordingly, we do not anticipate distributions to partners at this time, other than those resulting from the pending sales transactions.

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

As disclosed in Charter Communications, Inc.'s Annual Report on Form 10-K, the parent of our Corporate General Partner is the defendant in twenty-two class action and shareholder lawsuits and is the subject of a grand jury investigation being conducted by the United States Attorney's Office for the Eastern District of Missouri and an SEC investigation. Charter is unable to predict the outcome of these lawsuits and government investigations. An unfavorable outcome of these matters could have a material adverse effect on Charter's results of operations and financial condition which could in turn have a material adverse effect on us.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

Statement of Financial Accounting Standards (SFAS) No. 143, "Accounting for Asset Retirement Obligations," addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Partnership adopted SFAS No. 143 on January 1, 2003. The adoption of SFAS No. 143 did not have a material impact on the Partnership's financial condition or results of operations.

In April 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 provides for the rescission of several previously issued accounting standards, new accounting guidance for the accounting for certain lease modifications and various technical corrections that are not substantive in nature to existing pronouncements. SFAS No. 145 will be adopted by the Partnership beginning January 1, 2003, except for the provisions relating to the amendment of SFAS No. 13, which will be adopted for transactions occurring subsequent to May 15, 2002. Adoption of SFAS No. 145 did not have a material impact on the financial statements of the Partnership.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS 146 requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred rather than when a company commits to such an activity and also establishes fair value as the objective for initial measurement of the liability. SFAS No. 146 will be adopted by the Partnership for exit or disposal activities that are initiated after December 31, 2002. Adoption of SFAS No. 146 will not have a material impact on the financial statements of the Partnership.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, it amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. Adoption of SFAS No. 148 did not have a material impact on the financial statements of the Partnership.

ITEM 7(A). QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are not exposed to material market risks associated with financial instruments.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The index to the financial statements and related financial information required to be filed hereunder is located on Page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Previously reported in our Current Report on Form 8-K, dated June 14, 2002.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Corporate General Partner of the Partnership may be considered for certain purposes, the functional equivalent of directors and executive officers. The Corporate General Partner is ECC.

The directors and executive officers of the Corporate General Partner as of March 15, 2003, all of whom have their principal employment in a comparable position with Charter, are named below:

     NAME                                                       POSITION
--------------------             --------------------------------------------------------------------------
Carl E. Vogel                    President and Chief Executive Officer
Margaret A. Bellville            Executive Vice President and Chief Operating Officer
Steven A. Schumm                 Director of the Corporate General Partner, Executive Vice President, Chief
                                 Administrative Officer and interim Chief Financial Officer
Steven E. Silva                  Executive Vice President - Corporate Development and Chief Technology Officer
Curtis S. Shaw                   Senior Vice President, General Counsel and Secretary
Paul E. Martin                   Senior Vice President, Corporate Controller and Principal Financial Officer for
                                 Partnership Matters

Except for executive officers who joined Charter after November 1999, all executive officers were appointed to their position with the Corporate General Partner following Charter's acquisition of control of the Corporate General Partner in November 1999, have been employees of Charter since November 1999, and prior to November 1999, were employees of Charter Investment, Inc., an affiliate of Charter and the Corporate General Partner.

Carl E. Vogel, 45, President and Chief Executive Officer. Mr. Vogel has more than 20 years of experience in telecommunications and the subscription television business. Prior to joining Charter in October 2001, he was a Senior Vice President of Liberty Media Corp., from November 1999 to October 2001, and Chief Executive Officer of Liberty Satellite and Technology, from April 2000 to October 2000. Prior to joining Liberty, Mr. Vogel was an Executive Vice President and Chief Operating Officer of Field Operations for AT&T Broadband and Internet Services, with responsibility of managing operations of all of AT&T's cable broadband properties, from June 1999 to November 1999. From June 1998 to June 1999, Mr. Vogel served as Chief Executive Officer of Primestar, Inc., a national provider of subscription television services, and from 1997 to 1998, he served as Chief Executive Officer of Star Choice Communications. From 1994 through 1997, Mr. Vogel served as the President and Chief Operating Officer of EchoStar Communications. He began his career at Jones Intercable in 1983. Mr. Vogel serves as a director of OnCommand Corporation, and holds a B.S. degree in finance and accounting from St. Norbert College.

Margaret A. Bellville, 49, Executive Vice President and Chief Operating Officer. Before joining Charter in December 2002, Ms. Bellville was President and CEO of Incanta Inc., a technology-based streaming content company, from 2001 to 2002. Incanta Inc. filed for bankruptcy in April 2002. From 1995 to 2001, Ms Bellville worked for Cox Communications, the nation's fourth-largest cable television company. She joined Cox in 1995 as Vice President of Operations and advanced to Executive Vice President of Operations. Ms. Bellville joined Cox from Century Communications, where she served as Senior Vice President of the company's southwest division. Before that, Ms. Bellville served seven years with GTE Wireless in a variety of management and executive-level roles. A graduate of the State University of New York in Binghamton, Ms. Bellville is also a graduate of Harvard Business School's Advanced Management Program. She currently serves on the Dan O'Brien Youth Foundation Board, the Public Affairs committee for the NCTA, the CTAM Board of Directors, and is a trustee and secretary for the industry association Women in Cable and Telecommunications. Ms. Bellville is an inaugural fellow of the Betsy Magness Leadership Institute and has been named "Woman of the Year" by Women in Cable and Telecommunications in California.

Steven A. Schumm, 50, Director of the Corporate General Partner, Executive Vice President, Chief Administrative Officer and interim Chief Financial Officer. Prior to joining Charter Investment in 1998, Mr. Schumm was a partner with Ernst & Young LLP where he worked for 24 years in a variety of professional service and management roles. At the time he joined Charter, Mr. Schumm was Managing Partner of the St. Louis office of Ernst & Young LLP and a member of the firm's National Tax Committee. Mr. Schumm earned a B.S. degree from Saint Louis University.

Steven E. Silva, 43, Executive Vice President - Corporate Development and Chief Technology Officer. Mr. Silva joined Charter Investment in 1995. Prior to his promotion to Executive Vice President and Chief Technology Officer in October 2001, he was Senior Vice President - Corporate Development and Technology since September 1999. Mr. Silva previously served in various management positions at U.S. Computer Services, Inc., a billing service provider specializing in the cable industry. He is a member of the board of directors of Diva Systems Corporation.

Curtis S. Shaw, 54, Senior Vice President, General Counsel and Secretary. From 1988 until he joined Charter Investment in 1997, Mr. Shaw served as corporate counsel to NYNEX. Since 1973, Mr. Shaw has practiced as a corporate lawyer, specializing in mergers and acquisitions, joint ventures, public offerings, financings, and federal securities and antitrust law. Mr. Shaw received a B.A. degree from Trinity College and a J.D. degree from Columbia University School of Law.

Paul E. Martin, 42, Senior Vice President, Corporate Controller and Principal Financial Officer for Partnership Matters. Mr. Martin joined Charter as Vice President and Corporate Controller since March 2000, and became Principal Financial Officer for Partnership Matters in July 2001 and Senior Vice President in April 2002. Prior to joining Charter in March 2000, Mr. Martin was Vice President and Controller for Operations and Logistics for Fort James Corporation, a manufacturer of paper products. From 1995 to February 1999, Mr. Martin was Chief Financial Officer of Rawlings Sporting Goods Company, Inc. Mr. Martin received a B.S. degree in accounting from the University of Missouri - St. Louis.

The sole director of the Corporate General Partner is elected to a one-year term at the annual shareholder meeting to serve until the next annual shareholder meeting and thereafter until his respective successor is elected and qualified. Officers are appointed by and serve at the discretion of the directors of the Corporate General Partner.

ITEM 11  EXECUTIVE COMPENSATION

MANAGEMENT FEE

The Partnership has a management agreement (the "Management Agreement") with Enstar Cable Corporation ("Enstar Cable"), a wholly-owned subsidiary of the Corporate General partner, pursuant to which Enstar Cable manages our systems and provides all operational support for our activities. For these services, Enstar Cable receives a management fee of 5% of our gross revenues, excluding revenues from the sale of cable television systems or franchises, which is calculated and paid monthly. In addition, we reimburse Enstar Cable for operating expenses incurred by Enstar Cable in the day-to-day operation of our cable systems. The Management Agreement also requires us to indemnify Enstar Cable (including its officers, employees, agents and shareholders) against loss or expense, absent negligence or deliberate breach by Enstar Cable of the Management Agreement. The Management Agreement is terminable by the Partnership upon 60 days written notice to Enstar Cable. Enstar Cable had, prior to November 12, 1999, engaged Falcon Communications, L.P. ("Falcon") to provide management services for us and paid Falcon a portion of the management fees it received in consideration of such services and reimbursed Falcon for expenses incurred by Falcon on its behalf. Subsequent to November 12, 1999, Charter, as successor-by-merger to Falcon, has provided such services and received such payments. Additionally, we receive system operating management services from affiliates of Enstar Cable in lieu of directly employing personnel to perform those services. We reimburse the affiliates for our allocable share of their operating costs. The Corporate General Partner also performs supervisory and administrative services for the Partnership, for which it is reimbursed.

For the fiscal year ended December 31, 2002, Enstar Cable charged us management fees of approximately $72,100. We also reimbursed Enstar Cable, Charter and its affiliates approximately $175,200 for system operating management services and direct expenses. In addition, programming services are purchased through Charter. The Partnership was charged approximately $325,800 for these programming services for fiscal year 2002.

Charter as manager of the Corporate General Partner has adopted a code of conduct which covers all employees, including all executive officers, and includes conflict of interest provisions and standards for honest and ethical conduct, a copy of which is attached as Exhibit 14.1 to this Annual Report.

ITEM 12  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of December 31, 2002, the following group of unitholders beneficially owned, in the aggregate, 5% or more of the total outstanding units. As of the date hereof, there is no other person known by the Partnership to own beneficially, or that may be deemed to own beneficially, more than 5% of the units.

                                       Amount and Nature of Beneficial
  Name and Address of Beneficial                Ownership
       Owner and Address                                                         Percent of Class
                                    ---------------------------------------
                                     Sole Voting and     Shared Voting and
                                    Dispositive Power    Dispositive Power
--------------------------------------------------------------------------------------------------
Everest Cable Investors, LLC
199 S Los Robles Avenue Ste 440          0                     4,726(1)                5.9
Pasadena, CA 91101

Stephen Feinberg
450 Park Avenue, 28th Floor              0                     4,726(2)                5.9
New York, NY 10022

W. Robert Kohorst
1999 S Los Robles Avenue Ste 440         0                     4,726(3)                5.9
Pasadena, CA 91101

------------------

1 Amount and percent of beneficial ownership listed are based on information received from the Partnership's transfer agent, Gemisys Financial Services. A Schedule 13G filed February 14, 2000 also reflects this ownership interest. According to this Schedule 13G, the members of Everest Cable Investors, LLC ("Everest") include Blackacre Everest, LLC ("Blackacre Everest"), Everest Partners, LLC ("Everest Partners") and Everest Properties II, LLC ("Everest Properties II"). Pursuant to the Operating Agreement of Everest, the consents of Blackacre Everest, Everest Partners and Everest Properties II are required to vote or dispose of the units held by Everest.

2 Based on a Schedule 13G filed February 14, 2000. Mr. Feinberg possesses sole power to determine whether consent by Blackacre Everest will be given or withheld. Messrs. Kohorst and Feinberg possess shared power to determine whether such consent by Everest Partners will be given or withheld.

3 Based on a Schedule 13G filed February 14, 2000. Messrs. Kohorst and Feinberg possess shared power to determine whether consent by Everest Partners will be given or withheld. Mr. Kohorst possesses sole power to determine whether such consent by Everest Properties II will be given or withheld.


The Corporate General Partner is a wholly-owned subsidiary of Charter Communications Holding Company, LLC. As of December 31, 2002, the common membership units of Charter Communications Holding Company, LLC are owned 46.5% by Charter, 18.4% by Vulcan Cable III Inc., and 15.1% by Charter Investment, Inc. (assuming conversion of all convertible securities). Charter controls 100% of the voting power of Charter Communications Holding Company LLC. Paul G. Allen owns approximately 7.1% of the outstanding capital stock of Charter and controls approximately 92.9% of the voting power of Charter's common stock, and he is the sole equity owner of Charter Investment, Inc. and Vulcan Cable III Inc.

ITEM 13  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

MANAGEMENT SERVICES

On November 12, 1999, Charter acquired ownership of Enstar Communications Corporation ("ECC") from Falcon Holding Group, L.P. and assumed the management services operations previously provided by affiliates of Falcon. Charter now manages the operations of the partnerships of which ECC is the Corporate General Partner, including the Partnership. Commencing November 13, 1999, Charter began receiving management fees and reimbursed expenses which had previously been paid by the Corporate General Partner to Falcon.

Pursuant to the Management Agreement between the Partnership and Enstar Cable Corporations, a subsidiary of the Corporate General Partner, Enstar Cable Corporation provides financial, management, supervisory and marketing services, as necessary to the Partnership's operations. This Management Agreement provides that the Partnership shall pay management fees equal to 5% of the Partnership's gross receipts from customers. In addition, Enstar Cable is to be reimbursed for amounts paid to third parties, the cost of administrative services in an amount equal to the lower of actual cost or the amount the Partnership would be required to pay to independent parties for comparable administrative services, salaries and benefits of employees necessary for day-to-day operation of the Partnership's systems, and an allocable shares of costs associated with facilities required to manage the Partnership's systems. To provide these management services, Enstar Cable Corporation has engaged Charter Communications Holding Company, an affiliate of the Corporate General Partner and Charter, to provide management, consulting, programming and billing services for the Partnership.

Since November 12, 1999, when Charter acquired control of the Corporate General Partner and its subsidiary, Enstar Cable Corporation, as well as Falcon Communications, L.P., the management fees payable have been limited to reimbursement of an allocable share of Charter's management costs, which is less than the fee permitted by the existing agreement. As of December 31, 2002, accrued and unpaid management fees to Charter Communications Holding Company LLC. were $273,000. In addition, the Partnership was charged directly for the salaries and benefits of employees for daily operations, and where shared by other Charter systems, an allocable share of facilities costs, with programming and billing being charged to the Partnership at Charter's actual cost. For the year ended December 31, 2002, service costs directly attributable to providing cable services to customers which were incurred by Charter and reimbursed by the Partnership, were $175,200.

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

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)      1.    Financial Statements

               Reference is made to the Index to Financial Statements on page
F-1.

         2.    Financial Statement Schedules

               Reference is made to the Index to Financial Statements on page
F-1.

         3.    Exhibits

               Reference is made to the Exhibits Index on Page E-1.

(b)      Reports on Form 8-K

         On February 14, 2003 the registrant filed a current report on Form 8-K dated February 6, 2003 to announce it had entered into a side letter amending an asset purchase agreement.

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

                                      ENSTAR INCOME/GROWTH PROGRAM SIX-A, L.P.

                                          By:  Enstar Communications
                                               Corporation, Corporate
                                               General Partner

Dated:  April 15, 2003                    By:  /s/ Steven A. Schumm
                                               ---------------------------------
                                               Steven A. Schumm
                                               Director,
                                               Executive Vice President, Chief
                                               Administrative Officer and
                                               Interim Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated below.

Dated:  April 15, 2003                    By:  /s/ Steven A. Schumm
                                               ---------------------------------
                                               Steven A. Schumm
                                               Director,
                                               Executive Vice President, Chief
                                               Administrative Officer and
                                               Interim Chief Financial Officer
                                               (Principal Executive Officer) *

Dated:  April 15, 2003                    By:  /s/ Paul E. Martin
                                               ---------------------------------
                                               Paul E. Martin
                                               Senior Vice President and
                                               Corporate Controller
                                               (Principal Financial Officer and
                                               Principal Accounting Officer) *

*Indicates position held with Enstar Communications Corporation, the Corporate General Partner of the registrant.

                                 CERTIFICATIONS

Certification of Chief Administrative Officer

I, Steven A. Schumm, certify that:

1. I have reviewed this annual report on Form 10-K of Enstar Income/Growth Program Six-A, L.P.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                  c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 15, 2003
/s/  Steven A. Schumm
------------------------
Steven A. Schumm
Executive Vice President, Director,
Chief Administrative Officer and
Interim Chief Financial Officer

Certification of Principal Financial Officer

I, Paul E. Martin, certify that:

1. I have reviewed this annual report on Form 10-K of Enstar Income/Growth Program Six-A, L.P.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                  c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 15, 2003

/s/  Paul E. Martin
-------------------------
Paul E. Martin
Senior Vice President and
Corporate Controller (Principal Financial Officer and
Principal Accounting Officer)

                          INDEX TO FINANCIAL STATEMENTS

                                                                                                              PAGE
                                                                                                              ----
Independent Auditors' Report                                                                                   F-2
Report of Independent Public Accountants                                                                       F-3
Statement of Net Assets in Liquidation as of December 31, 2002                                                 F-4
Balance Sheet as of December 31, 2001                                                                          F-5
Statements of Operations for the years ended December 31, 2002, 2001 and 2000                                  F-6
Statements of Partnership Capital (Deficit) for the years ended
  December 31, 2002, 2001 and 2000                                                                             F-7
Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000                                  F-8
Notes to Financial Statements                                                                                  F-9

All financial statement schedules have been omitted because they are either not required, not applicable or the information has otherwise been supplied.

                          INDEPENDENT AUDITORS' REPORT

To the Partners of
Enstar Income/Growth Program Six-A, L.P.:

We have audited the accompanying statement of net assets in liquidation of Enstar Income/Growth Program Six-A, L.P. (a Georgia limited partnership) as of December 31, 2002 (see Note 2). We have also audited the statements of operations, partnership capital (deficit) and cash flows for the year ended December 31, 2002. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. The 2001 and 2000 financial statements were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements in their report dated March 29, 2002.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

As described in Note 2 to the financial statements, the partners of Enstar Income/Growth Program Six-A, L.P. have approved a plan of liquidation. Accordingly, the Partnership has changed its basis of accounting from the going concern basis to a liquidation basis as of December 31, 2002.

In our opinion, the 2002 financial statements referred to above present fairly, in all material respects, the net assets in liquidation of Enstar Income/Growth Program Six-A, L.P. as of December 31, 2002, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America applied on the bases described in the preceding paragraph.

/s/ KPMG LLP
St. Louis, Missouri
April 11, 2003

 THIS IS A COPY OF A REPORT PREVIOUSLY ISSUED BY ARTHUR ANDERSEN LLP AND HAS NOT
                      BEEN REISSUED BY ARTHUR ANDERSEN LLP

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Partners of

    Enstar Income/Growth Program Six-A, L.P.:

We have audited the accompanying balance sheet of Enstar Income/Growth Program Six-A, L.P. (a Georgia limited partnership) as of December 31, 2001, and the related statements of operations, partnership capital (deficit) and cash flows for the years ended December 31, 2001 and 2000. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Enstar Income/Growth Program Six-A, L.P. as of December 31, 2001, and the results of its operations and its cash flows for the years ended December 31, 2001 and 2000 in conformity with accounting principles generally accepted in the United States.

/s/ ARTHUR ANDERSEN LLP

St. Louis, Missouri,
March 29, 2002

                    ENSTAR INCOME/GROWTH PROGRAM SIX-A, L.P.
                     STATEMENT OF NET ASSETS IN LIQUIDATION
                                  (SEE NOTE 2)

                             AS OF DECEMBER 31, 2002

ASSETS
   Cash and cash equivalents                  $3,178,500
   Accounts receivable, net                        6,600
   Prepaid expenses and other assets               7,600
   Property, plant and equipment                 837,600
   Franchise cost                                166,000
                                              ----------
TOTAL ASSETS                                   4,196,300
                                              ----------

LIABILITIES

   Accounts payable and accrued expenses         349,300
   Due to affiliates                           2,353,100
                                              ----------

TOTAL LIABILITIES                              2,702,400
                                              ----------

NET ASSETS IN LIQUIDATION
   General Partners                               14,600
   Limited Partners                            1,479,300
                                              ----------
                                              $1,493,900
                                              ==========


                See accompanying notes to financial statements.

                    ENSTAR INCOME/GROWTH PROGRAM SIX-A, L.P.

                                  BALANCE SHEET

                             AS OF DECEMBER 31, 2001

                                     ASSETS

ASSETS:
   Cash                                                                 $   465,800
   Accounts receivable, less allowance for doubtful accounts
      of $19,700                                                             52,200
   Prepaid expenses and other assets                                         13,300
   Property, plant and equipment, net of accumulated depreciation
     of $7,672,600                                                        4,984,300
   Franchise cost, net of accumulated amortization of $3,328,700            290,700
                                                                        -----------
           Total assets                                                 $ 5,806,300
                                                                        ===========

                               LIABILITIES AND PARTNERSHIP CAPITAL

LIABILITIES:
   Accounts payable                                                     $    79,400
   Accrued liabilities                                                      437,600
   Due to affiliates                                                      2,244,000
   Note payable to affiliate                                                250,000
                                                                        -----------
           Total liabilities                                              3,011,000
                                                                        -----------

PARTNERSHIP CAPITAL (DEFICIT):
   General Partners                                                        (134,700)
   Limited Partners                                                       2,930,000
                                                                        -----------
           Total partnership capital                                      2,795,300
                                                                        -----------
           Total liabilities and partnership capital                    $ 5,806,300
                                                                        ===========

                See accompanying notes to financial statements.

                    ENSTAR INCOME/GROWTH PROGRAM SIX-A, L.P.

                            STATEMENTS OF OPERATIONS

              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

                                                                                2002               2001              2000
                                                                            -----------       -----------       -----------
                                                                            (SEE NOTE 2)
REVENUES                                                                    $ 1,442,500       $ 3,194,400       $ 3,342,000
                                                                            -----------       -----------       -----------

OPERATING EXPENSES:
   Service costs                                                                465,300           963,100           978,600
   General and administrative expenses                                          258,900           584,700           544,600
   General partner management fees and reimbursed expenses                      247,300           519,100           539,500
   Depreciation and amortization                                                461,000           999,200         1,079,000
                                                                            -----------       -----------       -----------
                                                                              1,432,500         3,066,100         3,141,700
                                                                            -----------       -----------       -----------
           Operating income                                                      10,000           128,300           200,300
                                                                            -----------       -----------       -----------

OTHER INCOME (EXPENSE):
   Interest income                                                               59,500            10,600            17,900
   Interest expense                                                              (3,600)          (49,600)          (99,100)
   Gain on sale of cable systems                                              7,451,500                --                --
   Other expense                                                                     --           (58,900)          (27,900)
                                                                            -----------       -----------       -----------
                                                                              7,507,400           (97,900)         (109,100)
                                                                            -----------       -----------       -----------
NET INCOME                                                                  $ 7,517,400       $    30,400       $    91,200
                                                                            ===========       ===========       ===========
NET INCOME ALLOCATED TO GENERAL PARTNERS                                    $   237,500       $       300       $       900
                                                                            ===========       ===========       ===========
NET INCOME ALLOCATED TO LIMITED PARTNERS                                    $ 7,279,900       $    30,100       $    90,300
                                                                            ===========       ===========       ===========
NET INCOME PER UNIT OF LIMITED PARTNERSHIP INTEREST                         $     91.21       $      0.38       $      1.13
                                                                            ===========       ===========       ===========
WEIGHTED AVERAGE LIMITED PARTNERSHIP UNITS OUTSTANDING DURING THE YEAR           79,818            79,818            79,818
                                                                            ===========       ===========       ===========

                See accompanying notes to financial statements.

                    ENSTAR INCOME/GROWTH PROGRAM SIX-A, L.P.

                   STATEMENTS OF PARTNERSHIP CAPITAL (DEFICIT)

              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

                                                            GENERAL          LIMITED
                                                            PARTNERS         PARTNERS            TOTAL
                                                            ---------       -----------       -----------
PARTNERSHIP CAPITAL (DEFICIT), January 1, 2000              $(135,900)      $ 2,809,600       $ 2,673,700
   Net income                                                     900            90,300            91,200
                                                            ---------       -----------       -----------
PARTNERSHIP CAPITAL (DEFICIT), December 31, 2000             (135,000)        2,899,900         2,764,900
   Net income                                                     300            30,100            30,400
                                                            ---------       -----------       -----------
PARTNERSHIP CAPITAL (DEFICIT), December 31, 2001             (134,700)        2,930,000         2,795,300
   Net income                                                 237,500         7,279,900         7,517,400
   Distributions                                              (87,900)       (8,700,100)       (8,788,000)
                                                            ---------       -----------       -----------
PARTNERSHIP CAPITAL, December 31, 2002                         14,900         1,509,800         1,524,700

   Effects of change to liquidation basis (see Note 2)           (300)          (30,500)          (30,800)
                                                            ----------      -----------       -----------
NET ASSETS IN LIQUIDATION, December 31, 2002                $  14,600       $ 1,479,300       $ 1,493,900
                                                            =========       ===========       ===========

                See accompanying notes to financial statements.

                    ENSTAR INCOME/GROWTH PROGRAM SIX-A, L.P.

                            STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

                                                                             2002               2001             2000
                                                                        ------------       -----------       -----------
                                                                          (SEE NOTE 2)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                           $  7,517,400       $    30,400       $    91,200
   Adjustments to reconcile net income to net cash from operating activities:
     Depreciation and amortization                                           461,000           999,200         1,079,000
     Gain on sale of cable system                                         (7,451,500)               --                --
     Changes in:
       Accounts receivable, prepaid expenses and other assets                116,600           103,200            (2,300)
       Accounts payable, accrued liabilities and due to affiliates          (369,800)          517,100         1,602,200
                                                                        ------------       -----------       -----------
           Net cash from operating activities                                273,700         1,649,900         2,770,100
                                                                        ------------       -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                     (555,100)         (990,000)       (2,807,700)
   Increase in intangible assets                                                  --              (600)          (31,800)
   Proceeds from sale of cable system, net                                12,032,100                --                --
                                                                        ------------       -----------       -----------
           Net cash from investing activities                             11,477,000          (990,600)       (2,839,500)
                                                                        ------------       -----------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Distributions                                                          (8,788,000)               --                --
   Repayments on note payable to affiliate                                  (250,000)         (700,000)         (350,000)
   Issuance of note payable to affiliate                                          --           250,000                --
                                                                        ------------       -----------       -----------
           Net cash from financing activities                             (9,038,000)         (450,000)         (350,000)
                                                                        ------------       -----------       -----------
           Net increase (decrease) in cash                                 2,712,700           209,300          (419,400)

CASH, beginning of year                                                      465,800           256,500           675,900
                                                                        ------------       -----------       -----------
CASH, end of year                                                       $  3,178,500       $   465,800       $   256,500
                                                                        ============       ===========       ===========

                See accompanying notes to financial statements.

                    ENSTAR INCOME/GROWTH PROGRAM SIX-A, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 2002, 2001 AND 2000

(1)      ORGANIZATION AND BASIS OF PRESENTATION

Enstar Income/Growth Program Six-A (the "Partnership") was formed on September 23, 1987 by a partnership agreement, as amended (the "Partnership Agreement"), to acquire, construct, improve, develop and operate cable television systems in various locations in Illinois and Tennessee. The Partnership Agreement provides for Enstar Communications Corporation (the "Corporate General Partner") and Robert T. Graff, Jr., to be the General Partners and for the admission of Limited Partners through the sale of interests in the Partnership.

On November 12, 1999, Charter Communications Holdings Company, LLC, an entity controlled by Charter Communications, Inc. ("Charter"), acquired both the Corporate General Partner, as well as Falcon Communications, L.P. ("Falcon"), the entity that provided management and certain other services to the Partnership. Charter is the nation's third largest cable operator, serving approximately 6.6 million customers and files periodic reports with the Securities and Exchange Commission. Charter and its affiliates (principally CC VII Holdings, LLC, the successor-by-merger to Falcon) provide management and other services to the Partnership. Charter receives a management fee and reimbursement of expenses from the Corporate General Partner for managing the Partnership's cable television operations. The Corporate General Partner, Charter and affiliated companies are responsible for the management of the Partnership and its operations.

The financial statements do not give effect to any assets that the partners may have outside of their interest in the Partnership, nor to any obligations of the partners, including income taxes.

(2)      SALES OF ASSETS AND LIQUIDATION BASIS ACCOUNTING

On April 10, 2002, pursuant to an asset purchase agreement dated August 29, 2001, the Partnership completed the sale of all of the Partnership's Illinois cable television systems in and around Cisne, Farmersville, Flora, Noble, Raymond, Salem and Xenia, Illinois to Rifkin Acquisition Partners, LLC ("RAP") and Charter Communications Entertainment I, LLC ("CCE I"), each an affiliate of the Corporate General Partner and an indirect subsidiary of Charter, for a total sale price of approximately $12,035,000 (the "Charter Sale"). The Charter Sale is part of a larger transaction in which the Partnership and five other affiliated partnerships (which, together with the Partnership are collectively referred to as the "Selling Partnerships") sold all of their assets used in the operation of their respective Illinois cable television systems to RAP, CCE I and another affiliate (also referred to as the "Purchasers") for a total cash sale price of $63,000,000. Each Selling Partnership received the same value per customer. In addition, the Limited Partners of each of the Selling Partnerships approved an amendment to their respective partnership agreement to allow the sale of assets to an affiliate of such partnership's General Partner. The Purchasers are each indirect subsidiaries of the Corporate General Partner's ultimate parent company, Charter, and therefore, are affiliates of the Partnership and each of the other Selling Partnerships.

The Charter Sale resulted from a sale process actively pursued since 1999, when the Corporate General Partner sought purchasers for all of the cable television systems of the Selling Partnerships, as well as eight other, affiliated limited partnership cable operators of which the Corporate General Partner is also the general partner. This effort was undertaken primarily because, based on the Corporate General Partner's experience in the cable television industry, it was concluded that generally applicable market conditions and competitive factors were making (and would increasingly make) it extremely difficult for smaller operators of rural cable systems (such as the Partnership and the other affiliated Enstar partnerships) to effectively compete and be financially successful. This determination was based on the anticipated cost of electronics and additional equipment to enable the Partnership's systems to operate on a two-way basis with improved technical capacity, insufficiency of Partnership cash reserves and cash flows from operations to finance such expenditures, limited customer growth potential due to the Partnership's systems' rural location, and a general inability of a small cable system operator such as the Partnership to benefit from economies of scale and the ability to combine and integrate systems that large cable operators have. Although limited plant upgrades have been made, the Corporate General Partner projected that if the Partnership made the

                    ENSTAR INCOME/GROWTH PROGRAM SIX-A, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 2002, 2001 AND 2000


comprehensive additional upgrades deemed necessary to enable enhanced and competitive services, particularly two-way capability, the Partnership would not recoup the costs or regain its ability to operate profitably within the remaining term of its franchises, and as a result, making these upgrades would not be economically prudent.

After setting aside $1,000,000 to fund the Dyer headend's working capital needs and paying or providing for the payment of the expenses of the Charter Sale, the Corporate General Partner made distributions of the allocable share of the remaining net sale proceeds, in accordance with the Partnership Agreement. The Partnership made an initial distribution payment of approximately $7,175,600 on or about May 15, 2002, with a second distribution of $1,612,400 made on or about September 24, 2002.

On November 8, 2002, the Partnership entered into an asset purchase agreement providing for the sale of its Dyer, Tennessee cable system to Telecommunications Management, LLC (Telecommunications Management) for a total sale price of approximately $1,524,400 (approximately $825 per customer acquired). This sale is a part of a larger transaction in which the Partnership and eight other affiliated partnerships (which, together with the Partnership are collectively referred to as the "Telecommunications Management Selling Partnerships") would sell all of their remaining assets used in the operation of their respective cable systems to Telecommunications Management for a total cash sale price of approximately $15,341,600 (before adjustments) (the Telecommunications Management Sale). The Telecommunications Management Sale is subject to the approval of a majority of the holders of the Partnership's units and approval of the holders of the other Telecommunications Management Selling Partnerships. In addition, the transaction is subject to certain closing conditions, including regulatory and franchise approvals. In April 2003, a majority of the Limited Partners approved the Telecommunications Management Sale and a plan of liquidation.

On February 6, 2003, the Partnership entered into a side letter amending the asset purchase agreement providing for the sale of its remaining cable system to Telecommunications Management. The February 6, 2003 side letter amends the asset purchase agreement and Deposit Escrow Agreement to extend the date of the second installment of the deposit and the Outside Closing Date each by 60 days. On April 7, 2003, the second installment of the escrow deposit was due and was not made. Management is currently evaluating the alternatives with respect to this new development.

The Partnership finalized its proposed plan of liquidation in December 2002 in connection with the filing of a proxy to obtain partner approval for the sale of the Partnership's final cable system and the subsequent liquidation and dissolution of the Partnership. In April 2003, the required number of votes necessary to implement the plan of liquidation were obtained. As a result, the Partnership changed its basis of accounting to the liquidation basis as of December 31, 2002. The statements of operations, partnership capital and cash flows for the year ended December 31, 2002 have been presented on a going concern basis comparable to prior periods. Upon changing to liquidation basis accounting, the Partnership recorded $30,800 of accrued costs of liquidation representing an estimate of the costs to be incurred after the sale of the final cable system but prior to dissolution of the Partnership. Because management is unable to develop reliable estimates of future operating results or the ultimate realizable value of property, plant and equipment due to the current uncertainties surrounding the final dissolution of the Partnership, no adjustments have been recorded to reflect assets at estimated realizable values or to reflect estimates of future operating results. Accordingly, the assets in the accompanying statement of net assets in liquidation as of December 31, 2002 have been stated at historical book values. Distributions ultimately made to the partners upon liquidation will differ from the net assets in liquidation recorded in the accompanying statement of net assets in liquidation as a result of future operations, the sale proceeds ultimately received by the Partnership and adjustments if any to estimated costs of liquidation. Distributions from the Partnership were $8,788,000 during the year ended December 31, 2002.

The Corporate General Partner's intention is to settle the outstanding obligations of the Partnership and terminate the Partnership as expeditiously as possible. Final dissolution of the Partnership and related cash distributions to the partners will occur upon obtaining final resolution of all liquidation issues.

                    ENSTAR INCOME/GROWTH PROGRAM SIX-A, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 2002, 2001 AND 2000


(3)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash Equivalents

The Partnership considers all highly liquid investments with original maturities of three months or less to be cash equivalents. These investments are carried at cost which approximates market value.

Property, Plant and Equipment

Costs associated with initial customer installations and the additions of network equipment are capitalized. The costs of disconnecting service at a customer's dwelling or reconnecting service to a previously installed dwelling are charged to operating expense in the period incurred. Costs for repairs and maintenance are charged to operating expense as incurred, while equipment replacement and betterments, including replacement of drops, are capitalized.

                  Cable distribution systems                  5 years
                  Vehicles                                    3 years
                  Furniture and equipment                     5-7 years
                  Leasehold improvements                      Shorter of life of lease or useful life of asset

Franchise Cost

Costs incurred in obtaining and renewing cable franchises are deferred and amortized over the lives of the franchises. Franchise rights acquired through the purchase of cable systems represent management's estimate of fair value and are generally amortized using the straight-line method over a period of up to 15 years. This period represents management's best estimate of the useful lives of the franchises and assumes substantially all of those franchises that expire during the period will be renewed by the Partnership. Amortization expense related to franchises for the years ended December 31, 2002, 2001 and 2000 was $35,400, $203,500 and $253,800, respectively.

As of December 31, 2002, franchise agreements have expired in three of the Partnership's franchise areas where it serves approximately 1,300 basic customers. The Partnership continues to serve these customers while it is in negotiations to renew the franchise agreements and continues to pay franchise fees to the local franchising authorities.

Long-Lived Assets

The Partnership reviews its long-lived assets for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the expected cash flows, undiscounted and without interest, is less than the carrying amount of the asset, the carrying amount of the asset is reduced to its estimated fair value and an impairment loss is recognized.

Revenue Recognition

Cable television revenues from basic and premium services are recognized when the related services are provided. Advertising revenues are recognized when commercials are broadcast. Installation revenues are recognized to the extent of direct selling costs incurred. The remainder, if any, is deferred and amortized to income over the estimated average period that customers are expected to remain connected to the cable system. As of December 31, 2002 and 2001, no installation revenues have been deferred, as direct selling costs have exceeded installation revenues.

                    ENSTAR INCOME/GROWTH PROGRAM SIX-A, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 2002, 2001 AND 2000


Local governmental authorities impose franchise fees on the Partnership ranging up to a federally mandated maximum of 5% of gross revenues. Such fees are collected on a monthly basis from the Partnership's customers and are periodically remitted to local franchise authorities. Franchise fees collected and paid are reported as revenues and expenses.

Income Taxes

As a partnership, Enstar Income/Growth Program Six-A, L.P. pays no income taxes. All of the income, gains, losses, deductions and credits of the Partnership are passed through to its partners. The basis in the Partnership's assets and liabilities differs for financial and tax reporting purposes. As of December 31, 2002, 2001 and 2000 the book basis of the Partnership's net assets exceeds its tax basis by approximately $655,200, $1,828,400 and $1,766,500, respectively. The accompanying financial statements, which are prepared in accordance with accounting principles generally accepted in the United States, differ from the financial statements prepared for tax purposes due to the different treatment of various Items as specified in the Internal Revenue Code. The net effect of these accounting differences is that the Partnership's net income for the year ended December 31, 2002, in the financial statements is approximately $1,100,500 less than tax income primarily as a result of differences between tax gain on sale of cable systems versus book gain on sale of cable systems caused principally by book and tax basis differences on the assets sold. The net effect of these accounting differences for the years ended December 31, 2001 and 2000 is approximately $100,200 more than tax income or loss and $426,800 less than tax income or loss for the same period, respectively. The difference is principally due to timing differences in amortization and depreciation expense.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. The estimates include useful lives of property, plant and equipment, valuation of long-lived assets and allocated operating costs. Actual results could differ from those estimates.

(4)      PARTNERSHIP MATTERS

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

                    ENSTAR INCOME/GROWTH PROGRAM SIX-A, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 2002, 2001 AND 2000


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

(5)      PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at historical cost consists of the following as of the dates presented:

                                                DECEMBER 31,
                                       -------------------------------
                                           2002                2001
                                       ------------       ------------
Cable distribution systems             $  3,176,000       $ 11,815,900
Land and improvements                        72,300            286,400
Vehicles, furniture and equipment           180,500            554,600
                                       ------------       ------------
                                          3,428,800         12,656,900

Less:  accumulated depreciation          (2,591,200)        (7,672,600)
                                       ------------       ------------
                                       $    837,600       $  4,984,300
                                       ============       ============

Depreciation expense for the years ended December 31, 2002, 2001 and 2000 was $425,600, $777,600 and $803,400, respectively.

No adjustments have been made to record assets at estimated realizable value as required in liquidation basis accounting due to uncertainties surrounding the sales of the final systems and the final dissolution of the Partnership.

(6)      CREDIT FACILITY

The Partnership was party to a loan agreement with Enstar Finance Company, LLC, a subsidiary of Enstar Communications Corporation that matured and was repaid on August 31, 2001. The loan facility was not extended or replaced and any amounts outstanding under the facility were paid in full.

(7)      COMMITMENTS AND CONTINGENCIES

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

                    ENSTAR INCOME/GROWTH PROGRAM SIX-A, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 2002, 2001 AND 2000


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

(8)      EMPLOYEE BENEFIT PLAN

The Partnership participates in a cash or deferred profit sharing plan (the "Profit Sharing Plan") sponsored by a subsidiary of the Corporate General Partner, which covers substantially all of its employees. The Profit Sharing Plan provides that each participant may elect to make a contribution in an amount up to 15% of the participant's annual compensation which otherwise would have been payable to the participant as salary. Effective January 1, 1999, the Profit Sharing Plan was amended, whereby the Partnership would make an employer contribution equal to 100% of the first 3% and 50% of the next 2% of the participants' contributions. Contributions of $2,200 were made during 2002.

(9)      TRANSACTIONS WITH THE GENERAL PARTNERS AND AFFILIATES

The Partnership has a management and service agreement (the "Management Agreement") with Enstar Cable Corporation (the "Enstar Cable"), a wholly owned subsidiary of the Corporate General Partner, for a monthly management fee of 5% of gross revenues to Enstar Cable excluding revenues from the sale of cable television systems or franchises. Management fee expense was $72,100, $159,700 and $167,100 for the years ended December 31, 2002, 2001 and 2000. Management fees are non-interest bearing.

In addition to the monthly management fee, the Partnership reimburses Enstar Cable for direct expenses incurred on behalf of the Partnership, and for the Partnership's allocable share of operational costs associated with services provided by Enstar Cable. Additionally, Charter and its affiliates provide other management and operational services for the Partnership. These expenses are charged to the properties served based primarily on the Partnership's allocable share of operational costs associated with the services provided. The total amount charged to the Partnership for these services and direct expenses approximated $175,200, $359,400 and $372,400 for the years ended December 31, 2002, 2001 and 2000.

Substantially all programming services are purchased through Charter. Charter charges the Partnership for these costs based on its costs. The Partnership recorded programming fee expense of $325,800, $625,000 and $628,400 for the years ended December 31, 2002, 2001 and 2000. Programming fees are included in service costs in the accompanying statements of operations.

As disclosed in Charter Communications, Inc.'s Annual Report on Form 10-K, the parent of the Corporate General Partner is the defendant in twenty-two class action and shareholder lawsuits and is the subject of a grand jury investigation being conducted by the United States Attorney's Office for the Eastern District of Missouri and an SEC investigation. Charter is unable to predict the outcome of these lawsuits and government investigations. An unfavorable outcome of these matters could have a material adverse effect on Charter's results of operations and financial condition which could in turn have a material adverse effect of the Partnership.

(10)     RECENTLY ISSUED ACCOUNTING STANDARDS

Statement of Financial Accounting Standards (SFAS) No. 143, "Accounting for Asset Retirement Obligations," addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Partnership adopted SFAS No. 143 on January 1, 2003. The adoption of SFAS No. 143 did not have a material impact on the Partnership's financial condition or results of operations.

In April 2002, the Financial Accounting Standards Board issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 provides for the rescission of several previously issued accounting standards, new accounting guidance for the accounting for certain lease modifications and various technical corrections that are not substantive in nature to existing pronouncements. SFAS No. 145 will be adopted by the Partnership beginning January 1, 2003, except for the provisions relating to the amendment of SFAS No. 13, which will be adopted for transactions occurring subsequent to May 15, 2002. Adoption of SFAS No. 145 did not have a material impact on the financial statements of the Partnership.

In June 2002, the Financial Accounting Standards Board issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS 146 requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred rather than when a company commits to such an activity and also establishes fair value as the objective for initial measurement of the liability. SFAS No. 146 will be adopted by the Partnership for exit or disposal activities that are initiated after December 31, 2002. Adoption of SFAS No. 146 will not have a material impact on the financial statements of the Partnership.

In December 2002, the Financial Accounting Standards Board issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, it amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. Adoption of SFAS No. 148 did not have a material impact on the financial statements of the Partnership.

                                  EXHIBIT INDEX

EXHIBIT
NUMBER                     DESCRIPTION
---------                  -----------
2.1a              Asset Purchase Agreement, dated November 8, 2002, by and among
                  Telecommunications Management, LLC and Enstar Income Program
                  II-2, L.P., Enstar Income Program IV-3, L.P., Enstar Income
                  Program 1984-1, L.P., Enstar Income/Growth Program Six-A,
                  L.P., Enstar VII, L.P., Enstar VIII, L.P., Enstar X, L.P.,
                  Enstar XI, L.P., Enstar IV/PBD Systems Venture and Enstar
                  Cable of Cumberland Valley (Incorporated by reference to
                  Exhibit 2.1 to the quarterly report on Form 10-Q of Enstar
                  Income Program II-2, L.P. filed on November 12, 2002 (File No.
                  000-14505)).

2.1b              Letter of Amendment, dated as of February 6, 2003, between
                  Enstar Income Program II-2, L.P., Enstar Income Program IV-3,
                  L.P., Enstar Income Program 1984-1, L.P., Enstar Income/Growth
                  Program Six-A, L.P., Enstar Vii, L.P., Enstar VIII. L.P.,
                  Enstar X, L.P., Enstar XI, L.P., Enstar IV/PBD Systems Venture and Enstar Cable of Cumberland Valley and Telecommunications
                  Management, LLC (Incorporated by reference to Exhibit 2.1 to the current report on Form 8-K of Enstar Income/Growth Program
                  Five-A, L.P. filed on February 14, 2003 (File No. 000-16779)).

2.2a Asset Purchase Agreement, dated August 29, 2001, by and between Charter Communications Entertainment I, LLC, Interlink
                  Communications Partners, LLC, and Rifkin Acquisitions
                  Partners, LLC and Enstar Income Program II-1, L.P., Enstar
                  Income Program II-2, L.P., Enstar Income Program IV-3, L.P.,
                  Enstar Income/Growth Program Six-A, L.P., Enstar IV/PBD
                  Systems Venture, and Enstar Cable of Macoupin County.
                  (Incorporated by reference to Exhibit A to Registrant's
                  Definitive Proxy Statement on Schedule 14A as filed on
                  February 4, 2002).

2.2b              Letter of Amendment, dated September 10, 2001, by and between
                  Charter Communications Entertainment I, LLC, Interlink
                  Communications Partners, LLC, and Rifkin Acquisitions
                  Partners, LLC and Enstar Income Program II-1, L.P., Enstar
                  Income Program II-2, L.P., Enstar Income Program IV-3, L.P.,
                  Enstar Income/Growth Program Six-A, L.P., Enstar IV/PBD
                  Systems Venture, and Enstar Cable of Macoupin County.
                  (Incorporated by reference to Exhibit B to Registrant's
                  Definitive Proxy Statement on Schedule 14A as filed on
                  February 4, 2002).

2.2c              Letter of Amendment, dated November 30, 2001, by and between
                  Charter Communications Entertainment I, LLC, Interlink
                  Communications Partners, LLC, and Rifkin Acquisitions
                  Partners, LLC and Enstar Income Program II-1, L.P., Enstar
                  Income Program II-2, L.P., Enstar Income Program IV-3, L.P.,
                  Enstar Income/Growth Program Six-A, L.P., Enstar IV/PBD
                  Systems Venture, and Enstar Cable of Macoupin County.
                  (Incorporated by reference to Exhibit C to Registrant's
                  Definitive Proxy Statement on Schedule 14A as filed on
                  February 4, 2002).

2.3a              Asset Purchase Agreement dated June 21, 2000, by and among
                  Multimedia Acquisition Corp., as Buyer, and Enstar Income
                  Program 1984-1, L.P., Enstar Income Program IV-3, L.P., Enstar
                  Income/Growth Program Six-A, L.P., Enstar VIII, Enstar VIII and Enstar X, Ltd., as Sellers. (Incorporated by reference to the Current Report on Form 8-K of Enstar Income Program
                  1984-1, L.P., File No. 000-13333, filed on June 30, 2000.)

2.3b              Amendment dated September 29, 2000, of the Asset Purchase
                  Agreement dated June 21, 2000, by and among Multimedia
                  Acquisition Corp., as Buyer, and Enstar Income Program 1984-1,
                  L.P., Enstar Income Program IV-3, L.P., Enstar Income/Growth
                  Program Six-A, L.P., Enstar VII, Enstar VIII and Enstar X,
                  Ltd., as Sellers. (Incorporated by reference to the exhibits to the Registrant's Quarterly Report on Form 10-Q, File No.
                  000-17687 for the quarter ended September 30, 2000.)

2.4a              Asset Purchase Agreement, dated August 8, 2000, by and among
                  Multimedia Acquisition Corp., as Buyer, and Enstar Income
                  Program II-1, L.P., Enstar Income Program II-2, L.P., Enstar
                  Income Program IV-1, L.P., Enstar Income Program IV-2, L.P.,
                  Enstar Income Program IV-3, L.P., Enstar Income/Growth

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

2.4b              Amendment dated September 29, 2000, of the Asset Purchase
                  Agreement dated August 8, 2000, by and among Multimedia
                  Acquisition Corp., as Buyer, and Enstar Income Program II-1,
                  L.P., Enstar Income Program II-2, L.P., Enstar Income Program
                  IV-3, L.P., Enstar Income/Growth Program Six-A, L.P., Enstar
                  IX, Ltd., Enstar XI, Ltd., Enstar IV/PBD Systems Venture,
                  Enstar Cable of Cumberland Valley and Enstar Cable of Macoupin
                  County, as Sellers. (Incorporated by reference to the exhibits to the Current Report on Form 10-Q of Enstar Income Program
                  IV-1, File No. 000-15705 for the quarter ended September 30,
                  2000.)

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

10.5 Franchise Ordinance No. 98-13 and related documents thereto granting a non-exclusive community antenna television franchise for the City of Salem, Illinois 1998 (Incorporated by reference to the exhibits to the Registrant's Annual Report on Form 10-K, File No. 000-17687 for the fiscal year ended
                  December 31, 2001.) . 10.6 Promissory Note dated September 1,
                  2001, between Enstar Income/Growth Program Six-A, L.P. and
                  Falcon Cable Communications, L.L.C. (Incorporated by reference to the exhibits to the Registrant's Annual Report on Form
                  10-K, File No. 000-17687 for the fiscal year ended December
                  31, 2001.)

14.1 Code of Conduct adopted January 28, 2003. (Incorporated by reference to the exhibits to the Registrant's Annual Report on Form 10-K, File No. 000-13333 for the fiscal year ended
                  December 31, 2002.)

21.1              Subsidiaries:  None.

**99.1 Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
                  (Chief Administrative Officer).

**99.2 Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
                  (Principal Financial Officer).

**                filed herewith