Form 10-Q
period 2003-09-30
ENSTAR INCOME GROWTH PROGRAM SIX A L P
filed 2003-11-14
CIK 824778

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q

                                   ----------

(Mark One)
   [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

                                       OR

   [  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               FOR THE TRANSITION PERIOD FROM ________TO _________

                        COMMISSION FILE NUMBER: 000-17687


                    ENSTAR INCOME/GROWTH PROGRAM SIX-A, L.P.
             (Exact name of registrant as specified in its charter)


          GEORGIA                                       58-1755230
(State or other jurisdiction of        (I.R.S. Employer Identification Number)
incorporation or organization)

                             12405 POWERSCOURT DRIVE
                           ST. LOUIS, MISSOURI 63131
           (Address of principal executive offices including zip code)

                                 (314) 965-0555
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]


================================================================================

                    ENSTAR INCOME/GROWTH PROGRAM SIX-A, L.P.
      QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED SEPTEMBER 30, 2003
                                TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION                                                                                  PAGE
                                                                                                               ----
Item 1. Financial Statements - Enstar Income/Growth Program Six-A, L.P.
             Condensed Statements of Net Assets in Liquidation as of September 30, 2003                          3
                and December 31, 2002
             Condensed Statements of Changes in Net Assets in Liquidation for the three and nine                 4
                months ended September 30, 2003
             Condensed Statements of Operations for the three and nine months ended September 30, 2002           5
             Condensed Statement of Cash Flows for the nine months ended September 30, 2002                      6
             Notes to Condensed Financial Statements                                                             7
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations                   11
Item 4. Controls and Procedures                                                                                 12

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K                                                                        14

SIGNATURES                                                                                                      15

EXHIBIT INDEX                                                                                                   16

                         PART I. FINANCIAL INFORMATION.
                          ITEM 1. FINANCIAL STATEMENTS.

                    ENSTAR INCOME/GROWTH PROGRAM SIX-A, L.P.

                CONDENSED STATEMENTS OF NET ASSETS IN LIQUIDATION
                                  (SEE NOTE 2)


                                                                                        SEPTEMBER 30,              DECEMBER 31,
                                                                                            2003                       2002
                                                                                        -------------              ------------
                                                                                         (UNAUDITED)
ASSETS:
   Cash and cash equivalents .................................................             $1,953,500               $3,178,500
   Accounts receivable, net ..................................................                   --                      6,600
   Prepaid expenses ..........................................................                   --                      7,600
   Property, plant and equipment .............................................                   --                    837,600
   Franchise cost ............................................................                   --                    166,000
   Escrow deposits ...........................................................                 51,000                     --
                                                                                           ----------               ----------
      Total assets ...........................................................              2,004,500                4,196,300
                                                                                           ----------               ----------
LIABILITIES:
   Accounts payable and accrued liabilities ..................................                 36,500                  349,300
   Due to purchaser ..........................................................                 51,000                     --
   Due to affiliates .........................................................                 82,200                2,353,100
                                                                                           ----------               ----------
      Total liabilities ......................................................                169,700                2,702,400
                                                                                           ----------               ----------
NET ASSETS IN LIQUIDATION:
   General Partners ..........................................................                 18,000                   14,600
   Limited Partners ..........................................................              1,816,800                1,479,300
                                                                                           ----------               ----------
                                                                                           $1,834,800               $1,493,900
                                                                                           ==========               ==========


           See accompanying notes to condensed financial statements.

                    ENSTAR INCOME/GROWTH PROGRAM SIX-A, L.P.

          CONDENSED STATEMENTS OF CHANGES IN NET ASSETS IN LIQUIDATION
                                   (UNAUDITED)

                                  (SEE NOTE 2)

                                                                                       THREE MONTHS            NINE MONTHS
                                                                                      ENDED SEPTEMBER        ENDED SEPTEMBER
                                                                                          30, 2003               30, 2003
                                                                                      ---------------        ---------------
Additions:
   Revenues ................................................................             $  121,500            $  500,600
   Interest income .........................................................                    700                 9,900
   Excess of net proceeds over net book value of cable systems .............                289,000               266,100
                                                                                         ----------            ----------
      Total additions ......................................................                411,200               776,600
                                                                                         ----------            ----------
Deductions:
   Service costs ...........................................................                 51,000               197,200
   General and administrative expenses .....................................                 52,700               149,100
   General partner management fees and reimbursed expenses .................                 16,900                72,200
   Capital expenditures ....................................................                  7,700                17,200
                                                                                         ----------            ----------
      Total deductions .....................................................                128,300               435,700
                                                                                         ----------            ----------
Net increase in net assets in liquidation ..................................                282,900               340,900

NET ASSETS IN LIQUIDATION, beginning of period .............................              1,551,900             1,493,900
                                                                                         ----------            ----------
NET ASSETS IN LIQUIDATION, end of period ...................................             $1,834,800            $1,834,800
                                                                                         ==========            ==========



           See accompanying notes to condensed financial statements.

                    ENSTAR INCOME/GROWTH PROGRAM SIX-A, L.P.

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                                            THREE MONTHS              NINE MONTHS
                                                                                           ENDED SEPTEMBER          ENDED SEPTEMBER
                                                                                              30, 2002                 30, 2002
                                                                                           ---------------          ---------------
REVENUES .......................................................................             $   203,400              $ 1,240,500
                                                                                             -----------              -----------
OPERATING EXPENSES:
   Service costs ...............................................................                  67,800                  407,100
   General and administrative expenses .........................................                  23,400                  204,600
   General partner management fees and reimbursed expenses .....................                  40,200                  216,200
   Depreciation and amortization ...............................................                  68,100                  389,500
                                                                                             -----------              -----------
                                                                                                 199,500                1,217,400
                                                                                             -----------              -----------
      Operating (loss) income ..................................................                   3,900                   23,100
                                                                                             -----------              -----------

OTHER INCOME:
   Interest income, net ........................................................                  21,000                   45,600
   Gain (loss) on sale of cable systems ........................................                  (7,900)               7,454,300
                                                                                             -----------              -----------
                                                                                                  13,100                7,499,900
                                                                                             -----------              -----------
NET INCOME .....................................................................             $    17,000              $ 7,523,000
                                                                                             ===========              ===========
NET INCOME ALLOCATED TO GENERAL PARTNERS .......................................             $       200              $   237,600
                                                                                             ===========              ===========
NET INCOME ALLOCATED TO LIMITED PARTNERS .......................................             $    16,800              $ 7,285,400
                                                                                             ===========              ===========
NET INCOME PER UNIT OF LIMITED PARTNERSHIP INTEREST ............................             $      0.21              $     91.28
                                                                                             ===========              ===========
LIMITED PARTNERSHIP UNITS OUTSTANDING
DURING PERIOD ..................................................................                  79,818                   79,818
                                                                                             ===========              ===========


           See accompanying notes to condensed financial statements.

                    ENSTAR INCOME/GROWTH PROGRAM SIX-A, L.P.
                        CONDENSED STATEMENT OF CASH FLOWS

                      NINE MONTHS ENDED SEPTEMBER 30, 2002
                                   (UNAUDITED)




CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income ..........................................................................................               $  7,523,000
   Adjustments to reconcile net income to net cash from operating activities:
         Depreciation and amortization .................................................................                    389,500
         Gain on sale of cable systems .................................................................                 (7,454,300)
         Changes in:
         Accounts receivable, prepaid expenses and other assets ........................................                     96,800
         Accounts payable, accrued liabilities and due to affiliates ...................................                    (21,500)
                                                                                                                       ------------
            Net cash from operating activities .........................................................                    533,500
                                                                                                                       ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures ................................................................................                   (496,900)
   Proceeds from sale of cable systems .................................................................                 12,035,000
                                                                                                                       ------------
            Net cash from investing activities .........................................................                 11,538,100
                                                                                                                       ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayments on note payable to affiliate .............................................................                   (250,000)
   Distributions to General Partners ...................................................................                    (87,900)
   Distributions to Limited Partners ...................................................................                 (8,700,100)
                                                                                                                       ------------
            Net cash from financing activities .........................................................                 (9,038,000)
                                                                                                                       ------------
            Net increase in cash .......................................................................                  3,033,600

CASH, beginning of period ..............................................................................                    465,800
                                                                                                                       ------------
CASH, end of period ....................................................................................               $  3,499,400
                                                                                                                       ============


           See accompanying notes to condensed financial statements.

                    ENSTAR INCOME/GROWTH PROGRAM SIX-A, L.P.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)


1. INTERIM FINANCIAL STATEMENTS

The accompanying condensed interim financial statements for Enstar Income/Growth Program Six-A, L.P. (the Partnership), as of September 30, 2003, and for the three and nine months ended September 30, 2003 and 2002, are unaudited. These condensed interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2002. In the opinion of management, the condensed interim financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of such periods. The changes in net assets in liquidation for the three and nine months ended September 30, 2003 are not necessarily indicative of results for the entire year.

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

As discussed in Note 2, the financial statements as of September 30, 2003 and December 31, 2002 are presented on a liquidation basis of accounting. Accordingly, the financial information in the condensed statement of changes in net assets in liquidation for the three and nine months ended September 30, 2003 is presented on a different basis of accounting than the financial statements for the three and nine months ended September 30, 2002, which were prepared on the historical cost basis of accounting. As a result, depreciation and amortization ceased upon conversion to liquidation accounting and capital expenditures are expensed as incurred.

Certain reclassifications have been made to conform to current period presentation.

2. LIQUIDATION BASIS ACCOUNTING AND SALES OF CABLE ASSETS

Effective August 31, 2003, pursuant to an asset purchase agreement dated November 8, 2002 as amended, the Partnership completed the sale of its only remaining cable system to Telecommunications Management, LLC (Telecommunications Management) for a total adjusted sales price of approximately $1,286,400 (approximately $800 per customer acquired), subject to post closing adjustments (the Telecommunications Management Sale). The Telecommunications Management Sale was part of a larger transaction in which the Partnership and eight other affiliated partnerships sold all of their remaining assets used in the operations of their respective cable systems to Telecommunications Management for a total cash sales price of $12,354,600 after closing adjustments. Excess of net proceeds over net book value of cable systems represents the cash proceeds net of transaction costs received from the Telecommunications Management Sale in excess of the net book value of the cable system assets sold.

The Partnership finalized its proposed plan of liquidation in December 2002 in connection with the filing of a proxy to obtain partner approval for the Telecommunications Management Sale and the subsequent liquidation and dissolution of the Partnership. In April 2003, the required number of votes necessary to implement the plan of liquidation were obtained. As a result, the Partnership changed its basis of accounting to the liquidation basis as of December 31, 2002. Upon changing to liquidation basis accounting, the Partnership recorded $30,800 of accrued costs of liquidation in accounts payable and accrued liabilities on the accompanying statement of net assets in liquidation representing an estimate of the costs to be incurred after the sale of the final cable system but prior to dissolution of the Partnership. Because reliable estimates of future operating results or the ultimate realizable value of property, plant and equipment could not be developed due to uncertainties surrounding the final dissolution of the Partnership, no adjustments were recorded, prior to the sale of the assets, to reflect assets at estimated realizable values or to reflect estimates of future operating results. Accordingly, the assets in the accompanying statement of net assets in liquidation as of December 31, 2002 have been stated at historical book values. Net assets in liquidation as of September 30, 2003 represent the estimated distributions to the Limited Partners and the General Partners. Distributions ultimately made to the partners upon liquidation will differ from the net assets in liquidation recorded in the accompanying statements of net assets in liquidation as of September 30, 2003 as a result of post closing purchase price adjustments and adjustments to estimated costs of liquidation. No adjustments were made to accrued costs of liquidation during the three and nine months ended September 30, 2003.

                    ENSTAR INCOME/GROWTH PROGRAM SIX-A, L.P.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)

The Corporate General Partner's intention is to terminate the Partnership as expeditiously as possible. After paying or providing for the payment of the expenses of the sale, the Corporate General Partner will make one or more distributions of the Partnership's allocable share of the remaining net sale proceeds, in accordance with its partnership agreement. In November 2003 the Partnership intends to make an initial distribution payment of $1.4 million to the Limited Partners. A final liquidating distribution will occur on or after approximately 13 months following the close of the transaction upon the release of the indemnity escrow and the receipt of the remaining proceeds of such escrow if any.

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

The Telecommunications Management Sale and the Charter Sale resulted from a sale process actively pursued since 1999, when the Corporate General Partner sought purchasers for all of the cable television systems of the Selling Partnerships, as well as eight other, affiliated limited partnership cable operators of which the Corporate General Partner is also the general partner. This effort was undertaken primarily because, based on the Corporate General Partner's experience in the cable television industry, it was concluded that generally applicable market conditions and competitive factors were making (and would increasingly make) it extremely difficult for smaller operators of rural cable systems (such as the Partnership and the other affiliated Enstar partnerships) to effectively compete and be financially successful. This determination was based on the anticipated cost of electronics and additional equipment to enable the Partnership's systems to operate on a two-way basis with improved technical capacity, insufficiency of Partnership cash reserves and cash flows from operations to finance such expenditures, limited customer growth potential due to the Partnership's systems' rural location, and a general inability of a small cable system operator such as the Partnership to benefit from economies of scale and the ability to combine and integrate systems that large cable operators have. Although limited plant upgrades have been made, the Corporate General Partner projected that if the Partnership made the comprehensive additional upgrades deemed necessary to enable enhanced and competitive services, particularly two-way capability, the Partnership would not recoup the costs or regain its ability to operate profitably within the remaining term of its franchises, and as a result, making these upgrades would not be economically prudent.

3. TRANSACTIONS WITH THE GENERAL PARTNERS AND AFFILIATES

The Partnership has a management and service agreement (the Management Agreement) with Enstar Cable Corporation ("Enstar Cable"), a wholly owned subsidiary of the Corporate General Partner, for a monthly management fee of 5% of gross revenues. Management fee expense approximated $6,100 and $10,200 for the three months ended September 30, 2003 and 2002, respectively, and $25,000 and $62,000 for the nine months ended

                    ENSTAR INCOME/GROWTH PROGRAM SIX-A, L.P.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)

September 30, 2003 and 2002, respectively. Management fees are non-interest bearing.

In addition to the monthly management fee, the Partnership reimburses Enstar Cable for direct expenses incurred on behalf of the Partnership, and for the Partnership's allocable share of operational costs associated with services provided by Enstar Cable. Additionally, Charter and its affiliates provide other management and operational services for the Partnership. These expenses are charged to the properties served based primarily on the Partnership's allocable share of operational costs associated with the services provided. The total amount charged to the Partnership for these services approximated $10,800 and $30,000 for the three months ended September 30, 2003 and 2002, respectively, and $47,200 and $154,200 for the nine months ended September 30, 2003 and 2002, respectively.

Substantially all programming services are purchased through Charter. Charter charges the Partnership for these costs based on its costs. The Partnership recorded programming fee expense of $26,900 and $43,000 for the three months ended September 30, 2003 and 2002, respectively, and $112,900 and $284,600 for the nine months ended September 30, 2003 and 2002, respectively. Programming fees are included in service costs in the accompanying condensed statement of changes in net assets in liquidation and statement of operations.

As disclosed in Charter's Quarterly Report on Form 10-Q, the parent of the Corporate General Partner and the Manager is the defendant in twenty-two class action and shareholder lawsuits and is the subject of a grand jury investigation being conducted by the United States Attorney's Office for the Eastern District of Missouri into certain of its accounting and reporting practices, focusing on how Charter reported customer numbers and its reporting of amounts received from digital set-top terminal suppliers for advertising. The United States Attorney's Office has publicly stated that Charter is not currently a target of the investigation. Charter has also been advised by the United States Attorney's Office that no member of its board of directors, including its Chief Executive Officer, is a target of the investigation. On July 24, 2003, a federal grand jury charged four former officers of Charter with conspiracy and mail and wire fraud, alleging improper accounting and reporting practices focusing on revenue from digital set-top terminal suppliers and inflated subscriber account numbers. On July 25, 2003, one of the former officers who was indicted entered a guilty plea. Charter has informed the Corporate General Partner that they are fully cooperating with the investigation.

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

Upon dissolution of the Partnership, distributions are to be made to the partners in accordance with their capital

                    ENSTAR INCOME/GROWTH PROGRAM SIX-A, L.P.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)




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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

This report includes certain forward-looking statements regarding, among other things, our future costs of liquidation, legal requirements, and our estimated future distributions. Such forward-looking statements involve risks and uncertainties including, without limitation, the uncertainty of legislative and regulatory changes and the costs required to liquidate the partnership. In addition to the information provided herein, reference is made to our Annual Report on Form 10-K for the year ended December 31, 2002 for additional information regarding such matters and the effect thereof on our business.

Effective August 31, 2003, pursuant to an asset purchase agreement dated November 8, 2002 as amended, the Partnership completed the sale of its only remaining cable system to Telecommunications Management, LLC (Telecommunications Management) for a total adjusted sales price of approximately $1,286,400 (approximately $800 per customer acquired), subject to post closing adjustments (the Telecommunications Management Sale). The Telecommunications Management
Sale was part of a larger transaction in which the Partnership and eight other affiliated partnerships sold all of their remaining assets used in the operations of their respective cable systems to Telecommunications Management for a total cash sales price of $12,354,600 after closing adjustments. Excess of net proceeds over net book value of cable systems represents the cash proceeds net of transaction costs received from the Telecommunications Management Sale in excess of the net book value of the cable system assets sold.

The Partnership finalized its proposed plan of liquidation in December 2002 in connection with the filing of a proxy to obtain partner approval for the Telecommunications Management Sale and the subsequent liquidation and dissolution of the Partnership. In April 2003, the required number of votes necessary to implement the plan of liquidation were obtained. As a result, the Partnership changed its basis of accounting to the liquidation basis as of December 31, 2002. Upon changing to liquidation basis accounting, the Partnership recorded $30,800 of accrued costs of liquidation in accounts payable and accrued liabilities on the accompanying statement of net assets in liquidation representing an estimate of the costs to be incurred after the sale of the final cable system but prior to dissolution of the Partnership. Because reliable estimates of future operating results or the ultimate realizable value of property, plant and equipment could not be developed due to uncertainties surrounding the final dissolution of the Partnership, no adjustments were recorded, prior to the sale of the assets, to reflect assets at estimated realizable values or to reflect estimates of future operating results. Accordingly, the assets in the accompanying statement of net assets in liquidation as of December 31, 2002 have been stated at historical book values. Net assets in liquidation as of September 30, 2003 represent the estimated distributions to the Limited Partners and the General Partners. Distributions ultimately made to the partners upon liquidation will differ from the net assets in liquidation recorded in the accompanying statements of net assets in liquidation as of September 30, 2003 as a result of post closing purchase price adjustments and adjustments to estimated costs of liquidation. No adjustments were made to accrued costs of liquidation during the three and nine months ended September 30, 2003.

RESULTS OF OPERATIONS

The Partnership operated its properties through August 31, 2003 but had no operations for the period subsequent to that date as a result of the Telecommunications Management Sale discussed above. Accordingly, no discussion of operating results for the period from July 1, 2003 to September 30, 2003 and the three months ended September 30, 2002, as well as the period from January 1, 2003 to September 30, 2003 and the nine months ended September 30, 2002, has been provided as such analysis is not relevant.

Net assets in liquidation at September 30, 2003 were $1,834,800, consisting of current assets of $2,004,500, offset by current liabilities of $169,700. The net change in net assets in liquidation for the three and nine months ended September 30, 2003, was an increase of $282,900 and $340,900, respectively, which was primarily due to the excess of net proceeds over the net book value of cable systems.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents decreased $1,225,000 from $3,178,500 at December 31, 2002 to $1,953,500 at September 30, 2003 primarily due to repayments of $2,428,000 on the amounts due to affiliates and remittance of $205,000 in withholding taxes related to the April 2002 sale of the Partnership's Illinois cable systems which had been recorded in accounts payable and accrued expenses offset by $1,286,400 of proceeds from the Telecommunications Management Sale. Amounts due to affiliates at December 31, 2002 primarily represent accrued and unpaid management fees and other allocated expenses accrued since the fourth quarter of 2000. Cash and cash equivalents increased $3,033,600 from $465,800 at December 31, 2001 to $3,499,400 at September 30, 2002 primarily as a result of proceeds from sale of cable systems of $12,035,000 offset by distributions to partners of $8,788,000. Capital expenditures, which are expensed as incurred in the nine months ended September 30, 2003, were $17,200. Capital expenditures for the nine months ended September 30, 2002 were $496,900.

We were party to a loan agreement in the amount of $250,000 with Falcon Cable Communications, LLC, our affiliate, for general working capital purposes. The loan matured on May 31, 2002 and was repaid rather than extended or replaced.

The Corporate General Partner's intention is to terminate the Partnership as expeditiously as possible. After paying or providing for the payment of the expenses of the sale, the Corporate General Partner will make one or more distributions of the Partnership's allocable share of the remaining net sale proceeds, in accordance with its partnership agreement. In November 2003 we intend to make an initial distribution payment of $1.4 million to the Limited Partners. A final liquidating distribution will occur on or after approximately 13 months following the close of the transaction upon the release of the indemnity escrow and the receipt of the remaining proceeds of such escrow if any.

CERTAIN TRENDS AND UNCERTAINTIES

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

As disclosed in Charter's Quarterly Report on Form 10-Q, the parent of the Corporate General Partner and the Manager is the defendant in twenty-two class action and shareholder lawsuits and is the subject of a grand jury investigation being conducted by the United States Attorney's Office for the Eastern District of Missouri into certain of its accounting and reporting practices, focusing on how Charter reported customer numbers and its reporting of amounts received from digital set-top terminal suppliers for advertising. The United States Attorney's Office has publicly stated that Charter is not currently a target of the investigation. Charter has also been advised by the United States Attorney's Office that no member of its board of directors, including its Chief Executive Officer, is a target of the investigation. On July 24, 2003, a federal grand jury charged four former officers of Charter with conspiracy and mail and wire fraud, alleging improper accounting and reporting practices focusing on revenue from digital set-top terminal suppliers and inflated subscriber account numbers. On July 25, 2003, one of the former officers who was indicted entered a guilty plea. Charter has informed the Corporate General Partner that they are fully cooperating with the investigation.

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

There was no change in our internal control over financial reporting during the quarter ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)     EXHIBITS

  Exhibit
  Number        Description of Document

   2.1a Asset Purchase Agreement, dated November 8, 2002, by and among Telecommunications Management, LLC and Enstar Income Program II-2, L.P., Enstar Income Program IV-3, L.P., Enstar Income Program 1984-1, L.P., Enstar Income/Growth Program Six-A, L.P., Enstar VII, L.P., Enstar VIII, L.P., Enstar X, L.P., Enstar XI, L.P., Enstar IV/PBD Systems Venture and Enstar Cable of Cumberland Valley (Incorporated by reference to Exhibit 2.1 to the quarterly report of Form 10-Q of Enstar Income Program II-2, L.P. filed on November 12, 2002 (File No. 000-14505)).
   2.1b Letter of Amendment, dated as of February 6, 2003, between Enstar Income Program II-2, L.P., Enstar Income Program IV-3, L.P., Enstar Income Program 1984-1, L.P., Enstar Income/Growth Program Six-A, L.P., Enstar VII, L.P., Enstar VIII. L.P., Enstar X, L.P., Enstar XI, L.P., Enstar IV/PBD Systems Venture and Enstar Cable of Cumberland Valley and Telecommunications Management, LLC (Incorporated by reference to Exhibit 2.1 to the current report on Form 8-K of Enstar Income/Growth Program Five-A, L.P. filed on February 14, 2003 (File No. 000-16779)).
   2.1c Letter of Amendment, dated as of April 24, 2003, between Enstar Income Program II-2, L.P., Enstar Income Program IV-3, L.P., Enstar Income Program 1984-1, L.P., Enstar Income/Growth Program Six-A, L.P., Enstar VII, L.P., Enstar VIII. L.P., Enstar X, L.P., Enstar XI, L.P., Enstar IV/PBD Systems Venture and Enstar Cable of Cumberland Valley and Telecommunications Management, LLC (Incorporated by reference to Exhibit 2.1 to the current report on Form 8-K of Enstar Income/Growth Program Five-A, L.P. filed on April 25, 2003 (File No. 000-16779)).
   2.1d Letter of Amendment, dated as of November 8, 2002, between Enstar Income Program II-2, L.P., Enstar Income Program IV-3, L.P., Enstar Income Program 1984-1, L.P., Enstar Income/Growth Program Six-A, L.P., Enstar VII, L.P., Enstar VIII. L.P., Enstar X, L.P., Enstar XI, L.P., Enstar IV/PBD Systems Venture and Enstar Cable of Cumberland Valley and Telecommunications Management, LLC (Incorporated by reference to Exhibit 2.1 to the current report on Form 8-K of Enstar Income/Growth Program Five-A, L.P. filed on June 9, 2003 (File No. 000-16779)).
   2.1e Close of Asset Purchase Agreement, dated as of September 11, 2003, between Enstar Income Program II-2, L.P., Enstar Income Program IV-3, L.P., Enstar Income Program 1984-1, L.P., Enstar Income/Growth Program Six-A, L.P., Enstar VII, L.P., Enstar
                VIII. L.P., Enstar X, L.P., Enstar XI, L.P., Enstar IV/PBD Systems Venture and Enstar Cable of Cumberland Valley and Telecommunications Management, LLC (Incorporated by reference to
                Exhibit 2.1 to the current report on Form 8-K of Enstar Income/Growth Program Five-A, L.P. filed on September 16, 2003 (File No. 000-16779)).
   31.1 Certificate of Chief Administrative Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934. *
   31.2 Certificate of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934. *
   32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Administrative Officer). *
   32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Principal Financial Officer). *

* filed herewith

(b)     REPORTS ON FORM 8-K

        On September 16, 2003 the registrant filed a current report on Form 8-K dated September 11, 2003 to announce the close of the asset purchase agreement dated November 8, 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                ENSTAR INCOME/GROWTH PROGRAM SIX-A, L.P.

                                By: ENSTAR COMMUNICATIONS CORPORATION
                                    ------------------------------------
                                    Corporate General Partner

Date:   November 14, 2003       By:      /s/  Paul E. Martin
                                         ---------------------------------------
                                Name:    Paul E. Martin
                                Title:   Senior Vice President and Corporate
                                         Controller (Principal Financial Officer
                                         and Principal Accounting Officer)

                                  EXHIBIT INDEX
  Exhibit
  Number        Description of Document

   2.1a Asset Purchase Agreement, dated November 8, 2002, by and among Telecommunications Management, LLC and Enstar Income Program II-2, L.P., Enstar Income Program IV-3, L.P., Enstar Income Program 1984-1, L.P., Enstar Income/Growth Program Six-A, L.P., Enstar VII, L.P., Enstar VIII, L.P., Enstar X, L.P., Enstar XI, L.P., Enstar IV/PBD Systems Venture and Enstar Cable of Cumberland Valley (Incorporated by reference to Exhibit 2.1 to the quarterly report of Form 10-Q of Enstar Income Program II-2, L.P. filed on November 12, 2002 (File No. 000-14505)).
   2.1b Letter of Amendment, dated as of February 6, 2003, between Enstar Income Program II-2, L.P., Enstar Income Program IV-3, L.P., Enstar Income Program 1984-1, L.P., Enstar Income/Growth Program Six-A, L.P., Enstar VII, L.P., Enstar VIII. L.P., Enstar X, L.P., Enstar XI, L.P., Enstar IV/PBD Systems Venture and Enstar Cable of Cumberland Valley and Telecommunications Management, LLC (Incorporated by reference to Exhibit 2.1 to the current report on Form 8-K of Enstar Income/Growth Program Five-A, L.P. filed on February 14, 2003 (File No. 000-16779)).
   2.1c Letter of Amendment, dated as of April 24, 2003, between Enstar Income Program II-2, L.P., Enstar Income Program IV-3, L.P., Enstar Income Program 1984-1, L.P., Enstar Income/Growth Program Six-A, L.P., Enstar VII, L.P., Enstar VIII. L.P., Enstar X, L.P., Enstar XI, L.P., Enstar IV/PBD Systems Venture and Enstar Cable of Cumberland Valley and Telecommunications Management, LLC (Incorporated by reference to Exhibit 2.1 to the current report on Form 8-K of Enstar Income/Growth Program Five-A, L.P. filed on April 25, 2003 (File No. 000-16779)).
   2.1d Letter of Amendment, dated as of November 8, 2002, between Enstar Income Program II-2, L.P., Enstar Income Program IV-3, L.P., Enstar Income Program 1984-1, L.P., Enstar Income/Growth Program Six-A, L.P., Enstar VII, L.P., Enstar VIII. L.P., Enstar X, L.P., Enstar XI, L.P., Enstar IV/PBD Systems Venture and Enstar Cable of Cumberland Valley and Telecommunications Management, LLC (Incorporated by reference to Exhibit 2.1 to the current report on Form 8-K of Enstar Income/Growth Program Five-A, L.P. filed on June 9, 2003 (File No. 000-16779)).
   2.1e Close of Asset Purchase Agreement, dated as of September 11, 2003, between Enstar Income Program II-2, L.P., Enstar Income Program IV-3, L.P., Enstar Income Program 1984-1, L.P., Enstar Income/Growth Program Six-A, L.P., Enstar VII, L.P., Enstar
                VIII. L.P., Enstar X, L.P., Enstar XI, L.P., Enstar IV/PBD Systems Venture and Enstar Cable of Cumberland Valley and Telecommunications Management, LLC (Incorporated by reference to
                Exhibit 2.1 to the current report on Form 8-K of Enstar Income/Growth Program Five-A, L.P. filed on September 16, 2003 (File No. 000-16779)).
   31.1 Certificate of Chief Administrative Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934. *
   31.2 Certificate of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934. *
   32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Administrative Officer). *
   32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Principal Financial Officer). *


* filed herewith